Form 10-Q
period 1994-12-31
KCS ENERGY INC
filed 1995-02-13
CIK 832820

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-Q

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- - - - -----  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1994
                               -----------------
                                       OR

- - - - ----- TRANSITION REPORT PURSUANT TO SECTION 3 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------

Commission file number 1-11698
                       -------

                                KCS ENERGY, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

               Delaware                                 22-2889587
- - - - --------------------------------------------------------------------------------
       (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)                Identification No.)

       379 Thornall Street, Edison, New Jersey            08837
- - - - --------------------------------------------------------------------------------
       (Address of principal executive offices)         (Zip Code)

                                (908) 632-1770
- - - - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                NOT APPLICABLE
- - - - --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)

 Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      (1)    X       Yes            (2)          No
           -----                        -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock, $0.01 par value: 11,459,096 shares outstanding as of January 31, 1995.

                       KCS ENERGY, INC. AND SUBSIDIARIES
                  CONDENSED STATEMENTS OF CONSOLIDATED INCOME


                                                                                                    Three Months Ended
                                                                                                        December 31,

                (Thousands of Dollars) Unaudited                                                   1994             1993
                --------------------------------                                                   ----             ----
                Revenue                                                                         $91,306          $85,191
                --------------------------------------------------------------------------------------------------------
                Operating costs and expenses
                      Cost of gas sales                                                          66,503           68,483
                      Other operating and administrative                                          5,223            4,033
                      Depreciation, depletion
                          and amortization                                                        7,559            2,973
                --------------------------------------------------------------------------------------------------------
                          Total operating costs
                              and expenses                                                       79,285           75,489
                --------------------------------------------------------------------------------------------------------
                          Operating income                                                       12,021            9,702

                Interest and other income, net                                                      108              126
                Interest expense                                                                 (1,124)            (545)
                --------------------------------------------------------------------------------------------------------
                Income before income taxes                                                       11,005            9,283
                Federal and state income taxes                                                    3,910            3,064
                --------------------------------------------------------------------------------------------------------
                Net income                                                                       $7,095           $6,219
                ========================================================================================================

                Earnings per share of common
                    stock and common stock
                    equivalents                                                                   $0.60            $0.53
                ========================================================================================================

                Average shares of common stock
                    and common stock equivalents
                    outstanding                                                              11,739,454       11,832,776
                ========================================================================================================

                Cash dividends per share                                                          $0.03            $0.02
                ========================================================================================================


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                       KCS ENERGY, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                      December 31,     September 30,
(Thousands of Dollars) Unaudited                                          1994             1994
- - - - --------------------------------                                          ----             ----
  Assets
  ------
  Current assets
        Cash and cash equivalents                                         $988           $5,075
        Trade accounts receivable, net                                  59,949           35,632
        Fuel inventories                                                 2,509            2,327
        Federal income taxes receivable                                    284              840
        Other current assets                                             3,864            3,856
  ---------------------------------------------------------------------------------------------
            Current assets                                              67,594           47,730
  ---------------------------------------------------------------------------------------------
  Oil and gas properties, full cost
        method, net                                                    125,621          112,470
  Natural gas transportation systems, net                               17,315           17,379
  Other property, plant and equipment, net                               1,468            1,483
  ---------------------------------------------------------------------------------------------
            Property, plant and equipment, net                         144,404          131,332
  ---------------------------------------------------------------------------------------------
  Investments and other assets                                           2,425            2,354
  ---------------------------------------------------------------------------------------------
                                                                      $214,423         $181,416
  =============================================================================================

  Liabilities and stockholders' equity
  ------------------------------------
  Current liabilities
        Note payable and current
            maturities of long-term debt                                $1,035           $1,722
        Accounts payable                                                44,172           34,419
        Accrued liabilities                                              6,172            5,990
  ---------------------------------------------------------------------------------------------
            Current liabilities                                         51,379           42,131
  ---------------------------------------------------------------------------------------------
  Deferred credits and other liabilities                                20,406           16,948
  ---------------------------------------------------------------------------------------------
  Long-term debt                                                        61,970           48,571
  ---------------------------------------------------------------------------------------------
  Stockholders' equity
        Common stock, par value $0.01 per
           share - authorized 50,000,000
           shares, issued 12,344,278 and
           12,324,116, respectively                                        123              123
        Additional paid-in capital                                      23,895           23,745
        Retained earnings                                               59,885           53,133
        Less treasury stock, 890,248 shares at cost                     (3,235)          (3,235)
  ---------------------------------------------------------------------------------------------
            Total stockholders' equity                                  80,668           73,766
  ---------------------------------------------------------------------------------------------
                                                                      $214,423         $181,416
  =============================================================================================

The accompanying notes to condensed financial statements are an integral part of these statements.

                       KCS ENERGY, INC. AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS


                                                                                     Three Months Ended
                                                                                        December 31,
   (Thousands of Dollars) Unaudited                                                1994             1993
   --------------------------------                                                ----             ----
  Cash flows from operating activities:
        Net income                                                             $  7,095         $  6,219

        Non-cash charges (credits):
          Depreciation, depletion and amortization                                7,559            2,973
          Other non-cash charges and credits, net                                 2,816              435
  ------------------------------------------------------------------------------------------------------
                                                                                 17,470            9,627
        Net changes in assets and liabilities:
          Trade accounts receivable                                             (24,317)         (11,098)
          Accounts payable and accrued liabilities                                9,935               32

          Fuel inventories                                                         (182)             301
          Other, net                                                              1,117                2
  ------------------------------------------------------------------------------------------------------
  Net cash provided in (used in) operating activities                             4,023           (1,136)
  ------------------------------------------------------------------------------------------------------

  Cash flows from investing activities:
        Investment in oil and gas properties                                    (20,390)         (11,188)
        Other capital expenditures                                                 (250)            (562)
  ------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                         (20,640)         (11,750)
  ------------------------------------------------------------------------------------------------------

  Cash flows from financing activities:
        Proceeds from debt                                                       13,431            5,400
        Repayments of debt                                                         (719)            (611)
        Tax benefit on stock option exercises                                        76            1,018
        Dividends paid                                                             (229)            (227)
        Other, net                                                                  (29)           1,327
  ------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                      12,530            6,907
  ------------------------------------------------------------------------------------------------------
  Net decrease in cash and cash equivalents                                      (4,087)          (5,979)
  Cash and cash equivalents at beginning of period                                5,075           11,348
  ------------------------------------------------------------------------------------------------------
  Cash and cash equivalents at end of period                                   $    988         $  5,369
  ======================================================================================================

         The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. Interest payments were $763,000 and $502,000 for the three months ended December 31, 1994 and December 31, 1993, respectively. No income tax payments were made during the three months ended December 31, 1994, compared with payments of $1,667,000 for the three months ended December 31, 1993.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                       KCS ENERGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed interim financial statements included herein have been prepared by KCS Energy, Inc. (KCS or Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and reflect all adjustments which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair statement of the results for interim periods. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. Although KCS believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report to stockholders. Certain previously reported amounts have been reclassified to conform with current year presentations.

2. Revenues and operating income by business segment were as follows:


                                                                                     Three Months Ended
                                                                                        December 31,
  (Thousands of Dollars) Unaudited                                                 1994             1993
  --------------------------------                                                 ----             ----
  Revenue
  -------
      Oil and Gas Exploration
          and Production                                                        $22,947          $14,166
      Energy Marketing and Services                                              65,137           67,537
      Natural Gas Transportation                                                  5,086            4,254
      Intercompany Sales                                                         (1,864)            (766)
  ------------------------------------------------------------------------------------------------------
                                                                                $91,306          $85,191
  ======================================================================================================

  Operating Income
  ----------------
      Oil and Gas Exploration
          and Production                                                        $12,471           $9,489
      Energy Marketing and Services                                                  14              599
      Natural Gas Transportation                                                    271              395
  ------------------------------------------------------------------------------------------------------
          Total Business Segments                                                12,756           10,483
      Corporate Expenses                                                           (735)            (781)
  ------------------------------------------------------------------------------------------------------
                                                                                 12,021            9,702
  Interest and Other Income, net                                                    108              126
  Interest Expense                                                               (1,124)            (545)
  ------------------------------------------------------------------------------------------------------
  Income Before Income Taxes                                                    $11,005          $ 9,283
  ======================================================================================================

                       KCS ENERGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

3. A KCS subsidiary, KCS Resources, Inc. ("KCS"), is currently selling gas from certain leases in south Texas under a contract with Tennessee Gas Pipeline Company ("Tennessee Gas"). KCS has asserted that the contract, which expires in January 1999, provides that the gas price is to be calculated in accordance with Section 102(b)(2) of the Natural Gas Policy Act of 1978 ("NGPA"), plus reimbursement of severance taxes. In addition, it provides that Tennessee Gas shall take or pay for 85% of the delivery capacity of wells covered by the contract.
                 Tennessee Gas filed suit in August 1990, in the 57th District Court of Bexar County, Texas, against KCS and its co-sellers under the contract contending, among other things, that a portion of the leases were no longer subject to the contract and that for the balance of the leases, the price was to be based on Section 101 of the NGPA which, while less than the price calculated under Section 102(b)(2), is still considerably above current spot market prices.
                 In July, 1992, the Texas District Court upheld the contract and also awarded KCS approximately $760,000 for legal fees and past underpayments. In August 1993, the Court of Appeals affirmed the lower court's decision that all the leases were subject to the contract, that the price payable by Tennessee Gas should be determined in accordance with Section 102(b)(2) of the NGPA and that KCS had the right to pool the leases, the production from which would be covered by the contract on a pro rata acreage basis.
                 The Court of Appeals also ruled that the lower court erred in granting summary judgment that the contract was not an output contract governed by the Texas Uniform Commercial Code ("Code"). Specifically, the Court of Appeals ruled that the contract was subject to Section
         2.306 of the Code, that new wells could be drilled and production increased, but that right of the sellers to increase production is subject to the good faith and reasonableness provisions of the Code, an issue remanded to the lower court for trial. The Court of Appeals also set aside the lower court's awards to KCS of legal fees and past underpayments, pending the outcome of the trial on the output issue.
                 In June 1994, the Supreme Court of Texas agreed to hear and decide the output issue raised by KCS in its application for a writ of error. The Supreme Court of Texas also agreed to hear and decide certain of the issues which Tennessee Gas raised in its application for a writ of error involving rulings of the Court of Appeals which had been decided in favor of KCS. Oral argument before the Texas Supreme Court was heard on December 13, 1994. The Company is currently awaiting the decision of the Court.
                 While KCS believes its position to be strong, and that it has acted prudently, in good faith and in a reasonable manner under the contract and should therefore prevail, there can be no assurance as to the ultimate outcome of this matter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q for further information regarding the Tennessee Gas contract.

                       KCS ENERGY, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Consolidated

         Net income for the three months ended December 31, 1994 was $7,095,000, or $0.60 per share, compared to $6,219,000, or $0.53 per share, for the same period a year ago. The earnings improvement in the current year period was due to increased oil and gas production including higher sales of natural gas from the Company's acreage in the Bob West Field dedicated under the above-market price Tennessee Gas contract. The impact of the higher contract revenue and increased non-contract production was partially offset by warmer than normal weather conditions and significantly lower energy prices which had a negative impact on the Company's non-contract production as well as on the operations of the Natural Gas Transportation and the Energy Marketing and Services segments. (See Note 7 to Consolidated Financial Statements in the Company's 1994 Annual Report to Stockholders and Note 3 to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding the Tennessee Gas contract).

Results of Operations -Business Segments
         Segment information reflects volumes, revenues and expenses associated with transactions involving affiliates which are eliminated in consolidation.

Oil and Gas Exploration and Production

                                                                                     Three Months Ended
                                                                                        December 31,
(Thousands of Dollars) Unaudited                                                    1994            1993
- - - - --------------------------------                                                    ----            ----
  Revenue                                                                        $22,947         $14,166
  Production costs                                                                 2,031           1,486
  Depreciation, depletion
      and amortization                                                             7,260           2,699
  Other operating expenses                                                         1,185             492
  ------------------------------------------------------------------------------------------------------
  Operating income                                                               $12,471          $9,489
  ======================================================================================================

  Oil production (Mbbl)                                                               56              45
  Natural gas production (MMcf):
        Tennessee Gas contract                                                     1,916           1,642
        Non-contract                                                               1,528             668
                                                                                   -----             ---
            Total gas production                                                   3,444           2,310
  ======================================================================================================
  Average sales price (a):
        Oil  (per bbl)                                                            $15.66          $15.59
        Gas (per Mcf) (b)                                                           5.21            5.77

  DD&A as a percent of revenue                                                     31.5%           19.0%
  ======================================================================================================

(a) Includes hedging gains and losses and excludes the effect of the volumetric production payment program.
(b) Excludes severance tax reimbursements and the effect of gas pricing and balancing determinations with other interest owners.

                       KCS ENERGY, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

         Revenue increased from higher overall oil and gas sales and production, including more volume covered under the Tennessee Gas contract, offset somewhat by lower average prices on non-contract gas. Non-contract gas production increased 129% to 1.5 Bcf and represented 44% of total gas production (as compared to 29% last year), reflecting the success of the Company's balanced program of exploration and development drilling and property acquisitions. The impact of the increase in non-contract production was partially offset by a 28% reduction in the average sale price of non-contract natural gas during the current year period as compared to the same period a year ago. The lower non-contract gas prices were largely the result of warmer than normal weather conditions and the resultant excess natural gas storage supply and reflect overall market conditions in North America. Average sales prices under the Tennessee Gas contract, excluding severance tax reimbursements, were $7.68 during the current year three-month period compared to $7.20 during the same period last year.
         The increase in production costs and other operating expenses was mainly attributable to the increase in production volume. Depreciation, depletion and amortization increased due to the higher gas production along with an increase in the DD&A rate. The DD&A rate reflects, among other things, current lower gas prices which reduce calculated future gross revenue.

Natural Gas Transportation

                                                                                   Three Months Ended
                                                                                      December 31,
 (Thousands of Dollars) Unaudited                                               1994              1993
 --------------------------------                                               ----              ----
  Revenue                                                                     $5,086            $4,254
  Cost of gas sales                                                            4,185             3,343
  ----------------------------------------------------------------------------------------------------
        Gross Margin                                                             901               911
  Depreciation                                                                   219               214
  Other operating expenses                                                       411               302
  ----------------------------------------------------------------------------------------------------
        Operating income                                                      $  271            $  395
  ====================================================================================================

  Volume (MMcf)                                                                5,627             6,078

  Gross Margin per Mcf                                                        $0.160            $0.150
  ====================================================================================================

         Gross margin was slightly lower in the current year three-month period as lower volumes of sales and transportation offset the increase in average margin per Mcf. The lower volume was largely attributable to mild weather in Texas during this quarter. The prior year period included higher sales to certain high-priority, weather-sensitive customers which resulted from colder than normal weather conditions. The Company maintained per unit margins mainly due to higher volumes under long-term transportation and gathering agreements currently in place. The increase in other operating expenses was primarily the result of increased costs associated with expansion of the Company's gathering systems.

                       KCS ENERGY, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


Energy Marketing and Services

                                                                                  Three Months Ended
                                                                                     December 31,
(Thousands of Dollars) Unaudited                                                 1994            1993
- - - - --------------------------------                                                 ----            ----
  Revenue                                                                     $65,137         $67,537
  Cost of gas sales                                                            63,944          65,636
  ---------------------------------------------------------------------------------------------------
        Gross Margin                                                            1,193           1,901
  Other operating expenses                                                      1,179           1,302
  ---------------------------------------------------------------------------------------------------
        Operating income                                                      $    14         $   599
  ===================================================================================================

  Volume (MMcf)                                                                42,125          36,058

  Gross Margin per Mcf                                                         $0.028          $0.053
  ===================================================================================================

         The decline in revenue for the three months ended December 31, 1994 compared to the same period in the prior year was due to lower natural gas prices which more than offset the effect of the 17 percent increase in volume. The warmer weather experienced in most of the Company's markets, low gas prices and relatively little price volatility, coupled with a major cogeneration plant serviced by the company being under repair and out of service for the current year three-month period, were the primary reasons for the significant decreases in gross margin per Mcf and operating income. Lower consulting and other professional fees contributed to the reduction in other operating expenses.

Interest Expense

         The current year increase in interest expense was due almost equally from higher average outstanding borrowings under the Company's credit facilities and increased average interest rates. The Company incurred the additional borrowings to finance a portion of its capital spending program. (See "Liquidity and Capital Resources" for further information).

                       KCS ENERGY, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

Liquidity and Capital Resources

         Operating cash flow (net income adjusted for non-cash charges) was $17.5 million for the three months ended December 31, 1994 compared to $9.6 million for the same period a year ago. This increase was largely due to the continued expansion of the Company's oil and gas exploration and production business.

Working Capital
         Working capital increased to $16.2 million at December 31, 1994 from $5.6 million at September 30, 1994 due mainly to an increase in the accounts receivable arising from oil and gas operations. In October 1994 KCS, its co-sellers under the Tennessee Gas contract and Tennessee Gas entered into an agreement whereby Tennessee Gas agreed to take no less than 85% of the delivery capacity, if available, from the wells covered by the contract on a monthly basis, and to pay $3.00 (non-refundable) per MMBtu, for all gas taken under the contract from September 17, 1994, until the earlier of August 1, 1995 or such time as the Supreme Court of Texas rules on the applications for writ of error filed by KCS, its co-sellers and Tennessee Gas (See Note 7 to Consolidated Financial Statements in the Company's 1994 Annual Report to Stockholders and
Note 3 to Condensed Consolidated Financial Statements of this Form 10-Q.) Tennessee Gas also posted a $120 million supersedeas bond to secure its obligation to pay the differential between the contract price ($7.68 per MMBtu for sales of gas production during the three months ended December 31, 1994) and the $3.00 per MMBtu, in the event of a decision favorable to KCS and its co-sellers. That differential is included in accounts receivable. Working Capital was also affected by the timing of cash receipts and cash payments inherent in the high volume activity of the Company's energy marketing and services business.

Capital Expenditures
         Capital expenditures for the three month ended December 31, 1994 were $20.6 million, of which $20.4 million were invested in oil and gas operations, including $9.9 million attributable to the purchase of gas reserves under the Company's volumetric production payment program. The other $10.5 million invested during the quarter in oil and gas operations was largely to conduct exploratory and development drilling on the Company's existing properties. The Company funded its capital expenditures for the quarter with a mix of internally generated cash and additional borrowings under its credit facilities.

Credit Facilities
         In January 1995 the Company's natural gas marketing subsidiary replaced its existing working capital facility with two new revolving credit facilities designed to support the expansion of its gas marketing operations and its volumetric production payment program. The first new facility is a $25 million revolving bank credit facility which matures in February 1998 and is secured by the oil and gas reserves purchased through certain volumetric production payments. Under the terms of this facility, the subsidiary's borrowing limit is a function of a

                       KCS ENERGY, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


borrowing base which may be adjusted by the lender's valuation of the pledged assets. The initial borrowing base was set at $10 million and will be reviewed at least semi-annually. The facility permits the borrower to choose between interest rate options based on the bank's prime rate, its certificate of deposit rate or LIBOR. A commitment fee is paid on the unused portion of the borrowing base. At closing of the facility in January 1995, the $7.0 million initial borrowing was used to fund purchases of gas reserves under the Company's volumetric production payment acquisition program.
         The Company's natural gas marketing subsidiary entered into a second new $25 million revolving credit facility with another bank which matures in August 1996 and is secured by its accounts receivable and other assets (excluding those pledged under the volumetric payment facility above). Under the terms of this agreement the subsidiary may borrow the lesser of the $25 million credit commitment or a percentage of eligible accounts receivable, as defined in the agreement. The initial borrowing base was $20.8 million and will be reviewed monthly. The Company has the option to choose the interest rate to be charged by the bank on each advance based either on its prime rate or on one-month LIBOR. A commitment fee is paid on the unused portion of the credit commitment. The subsidiary's initial $20.8 million borrowing under the facility on January 11, 1995, was used to repay the $19.5 outstanding on the prior working capital facility and for other working capital purposes.
         Subsequent to December 31, 1994, the borrowing base, or actual availability, of the Company's Master Note Facility with a bank was increased from $64 million to $75 million. This Master Note Facility is secured by substantially all of the assets of the Company's oil and gas and pipeline subsidiaries. At December 31, 1994, the Company had utilized $54.5 million of the availability under the facility, $46.4 million as cash advances and $9.1 million for the issuance of a letter of credit in favor of the operator of the Bob West Field as a condition to the release of funds previously held.

Tennessee Gas Litigation
         At December 31, 1994, the Company had recorded cumulative revenue of $90.8 million for newly discovered gas sold under the Tennessee Gas contract, of which approximately 73% is attributable to the contract's contested above-market pricing provisions. While the Company has been successful to date in defending the contract and expects ultimately to prevail, an adverse outcome to the litigation could require the Company to reverse some or all of this incremental revenue and repay Tennessee Gas. In addition, the borrowing base of the Master Note Facility could be reduced, since it is based in part on an evaluation of the gas reserves on the acreage covered by the Tennessee Gas contract.
         Even in the event of an adverse outcome in the litigation, the Company believes it has sufficient cash resources to support its business and growth strategies, albeit at a somewhat slower rate of growth.

Equity Availability
         KCS has 5 million authorized but unissued shares of preferred stock and over 38.5 million shares of common stock available for future equity financing.

                          KCS ENERGY, INC. - FORM 10-Q

                          PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

         Incorporated by reference from Note 3 to Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

             Exhibit 10.1 - Credit Agreement dated January 12, 1995 between KCS Energy Marketing, Inc. and Comerica Bank - Texas.

             Exhibit 10.2 - Guaranty Agreement dated January 12, 1995 by KCS Energy, Inc. and Proliq, Inc. in favor of Comerica Bank - Texas.

             Exhibit 10.3 - Loan Agreement dated January 11, 1995 among KCS Energy Marketing, Inc., as Borrower, KCS
             Energy, Inc. and Proliq, Inc., each as a guarantor, and Canadian Imperial Bank of Commerce, as Lender.

             Exhibit 10.4 - Security Agreement dated January 11, 1995 among KCS Energy Marketing, Inc., KCS Energy, Inc., and Canadian Imperial Bank of Commerce.

             Exhibit 10.5 - Pledge and Security Agreement dated
             January 11, 1995 between Proliq, Inc. and Canadian
             Imperial Bank of Commerce.

             Exhibit 11 - Statement re computation of per share earnings.

             Exhibit 27 - Financial Data Schedule.

         (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended December 31, 1994.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                KCS ENERGY, INC.




February 10, 1995                                 /S/ HENRY A. JURAND
- - - - -----------------                                 -------------------
                                                      Henry A Jurand
                                                Vice President, Treasurer
                                                  and Secretary
                                               (Principal Financial Officer)

                                EXHIBIT INDEX



             Exhibit 10.1 - Credit Agreement dated January 12, 1995 between KCS Energy Marketing, Inc. and Comerica Bank - Texas.

             Exhibit 10.2 - Guaranty Agreement dated January 12, 1995 by KCS Energy, Inc. and Proliq, Inc. in favor of Comerica Bank - Texas.

             Exhibit 10.3 - Loan Agreement dated January 11, 1995 among KCS Energy Marketing, Inc., as Borrower, KCS
             Energy, Inc. and Proliq, Inc., each as a guarantor, and Canadian Imperial Bank of Commerce, as Lender.

             Exhibit 10.4 - Security Agreement dated January 11, 1995 among KCS Energy Marketing, Inc., KCS Energy, Inc., and Canadian Imperial Bank of Commerce.

             Exhibit 10.5 - Pledge and Security Agreement dated
             January 11, 1995 between Proliq, Inc. and Canadian
             Imperial Bank of Commerce.

             Exhibit 11 - Statement re computation of per share earnings.

             Exhibit 27 - Financial Data Schedule.