Form 10-Q
period 1995-03-31
KCS ENERGY INC
filed 1995-05-12
CIK 832820

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-Q

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ---     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995
                               --------------
                                       OR

_____    TRANSITION REPORT PURSUANT TO SECTION 3 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________

Commission file number 1-11698
                       -------

                                KCS ENERGY, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

               Delaware                                     22-2889587
- --------------------------------------------------------------------------------
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                     Identification No.)

     379 Thornall Street, Edison, New Jersey                 08837
- --------------------------------------------------------------------------------
     (Address of principal executive offices)              (Zip Code)

                                 (908) 632-1770
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
- --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)

       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  (1)  X   Yes        (2)      No
                      ---                 ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, $0.01 par value: 11,476,163 shares outstanding as of April 30, 1995.

                       KCS ENERGY, INC. AND SUBSIDIARIES
                  CONDENSED STATEMENTS OF CONSOLIDATED INCOME


                                                        Three Months Ended             Six Months Ended
                                                             March 31,                     March 31,

(Thousands of Dollars) Unaudited                       1995            1994            1995          1994
- --------------------------------                       ----            ----            ----          ----
Revenue                                         $    96,039     $    85,173     $   187,345    $   170,364
- -----------------------------------------------------------------------------   --------------------------
Operating costs and expenses
      Cost of gas sales                              72,422          68,710         138,925        137,193
      Other operating and administrative              4,311           3,461           9,534          7,494
      Depreciation, depletion
          and amortization                            9,122           3,622          16,681          6,595
- ----------------------------------------------------------------------------------------------------------
          Total operating costs
              and expenses                           85,855          75,793         165,140        151,282
- ----------------------------------------------------------------------------------------------------------
          Operating income                           10,184           9,380          22,205         19,082

Interest and other income, net                          706             592             814            718
Interest expense                                     (1,372)           (662)         (2,496)        (1,207)
- ----------------------------------------------------------------------------------------------------------
Income before income taxes                            9,518           9,310          20,523         18,593
Federal and state income taxes                        3,299           3,140           7,209          6,204
- ----------------------------------------------------------------------------------------------------------
Net income                                      $     6,219     $     6,170     $    13,314    $    12,389
==========================================================================================================

Earnings per share of common
    stock and common stock
    equivalents                                       $0.53           $0.52           $1.13          $1.05
==========================================================================================================

Average shares of common stock
    and common stock equivalents
    outstanding                                  11,753,891      11,857,249      11,746,673     11,845,012
==========================================================================================================

Cash dividends per share                              $0.03           $0.02           $0.06          $0.04
==========================================================================================================


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                       KCS ENERGY, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                               March 31,         September 30,
(Thousands of Dollars) Unaudited                                 1995                1994
- --------------------------------                                 ----                ----
  Assets
  ------
  Current assets
        Cash and cash equivalents                                $  1,645         $  5,075
        Trade accounts receivable, net                             72,474           35,632
        Fuel inventories                                            1,355            2,327
        Federal income taxes receivable                               598              840
        Other current assets                                        1,558            3,856
- ------------------------------------------------------------------------------------------
            Current assets                                         77,630           47,730
- ------------------------------------------------------------------------------------------
  Oil and gas properties, full cost
        method, net                                               134,134          112,470
  Natural gas transportation systems, net                          18,131           17,379
  Other property, plant and equipment, net                          1,232            1,483
- ------------------------------------------------------------------------------------------
            Property, plant and equipment, net                    153,497          131,332
- ------------------------------------------------------------------------------------------
  Investments and other assets                                      2,707            2,354
- ------------------------------------------------------------------------------------------
                                                                 $233,834         $181,416
==========================================================================================
  Liabilities and stockholders' equity
  ------------------------------------
  Current liabilities
        Note payable and current
            maturities of long-term debt                         $    335         $  1,722
        Accounts payable                                           44,428           34,419
        Accrued liabilities                                         6,060            5,990
- ------------------------------------------------------------------------------------------
            Current liabilities                                    50,823           42,131
- ------------------------------------------------------------------------------------------
  Deferred credits and other liabilities                           24,343           16,948
- ------------------------------------------------------------------------------------------
  Long-term debt                                                   72,000           48,571
- ------------------------------------------------------------------------------------------
  Stockholders' equity
        Common stock, par value $0.01 per
            share - authorized 50,000,000
            shares, issued 12,359,511 and
            12,324,116, respectively                                  124              123
        Additional paid-in capital                                 24,056           23,745
        Retained earnings                                          65,760           53,133
        Less treasury stock, 892,748 and 890,248 shares,
            respectively,  at cost                                 (3,272)          (3,235)
- ------------------------------------------------------------------------------------------
              Total stockholders' equity                           86,668           73,766
- ------------------------------------------------------------------------------------------
                                                                 $233,834         $181,416
==========================================================================================

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                       KCS ENERGY, INC. AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS


                                                                         Six Months Ended
                                                                              March 31,
   (Thousands of Dollars) Unaudited                                      1995             1994
   --------------------------------                                      ----             ----
  Cash flows from operating activities:
        Net income                                                    $13,314          $12,389
        Non-cash charges (credits):
          Depreciation, depletion and amortization                     16,681            6,595
          Other non-cash charges and credits, net                       7,547            3,018
- ----------------------------------------------------------------------------------------------
                                                                       37,542           22,002

        Net changes in assets and liabilities:
          Trade accounts receivable                                   (36,842)           7,372
          Accounts payable and accrued liabilities                     10,079           (6,401)
          Fuel inventories                                                972            1,660
          Other, net                                                    3,960            1,366
- ----------------------------------------------------------------------------------------------
  Net cash provided by operating activities                            15,711           25,999
- ----------------------------------------------------------------------------------------------

  Cash flows from investing activities:
        Investment in oil and gas properties                          (39,087)         (22,747)
        Other capital expenditures                                     (1,356)          (1,003)
- ----------------------------------------------------------------------------------------------
  Net cash used in investing activities                               (40,443)         (23,750)
- ----------------------------------------------------------------------------------------------

  Cash flows from financing activities:
        Proceeds from debt                                             46,000           11,400
        Repayments of debt                                            (23,958)         (13,134)
        Tax benefit on stock option exercises                              95            1,018
        Dividends paid                                                   (573)            (457)
        Other, net                                                       (262)             226
- ----------------------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities                  21,302             (947)
- ----------------------------------------------------------------------------------------------
  Net increase (decrease) in cash and cash equivalents                 (3,430)           1,302
  Cash and cash equivalents at beginning of period                      5,075           11,348
- ----------------------------------------------------------------------------------------------
  Cash and cash equivalents at end of period                          $ 1,645          $12,650
==============================================================================================

         The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. Interest payments were $2,055,000 and $944,000 for the six months ended March 31, 1995 and March 31, 1994, respectively. No income tax payments were made during the six months ended March 31, 1995, compared with payments of $2,103,000 for the six months ended March 31, 1994.

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

2. Revenues and operating income by business segment were as follows:


                                                    Three Months Ended           Six Months Ended
                                                         March 31,                    March 31,

 (Thousands of Dollars) Unaudited                    1995        1994           1995           1994
 --------------------------------                    ----        ----           ----           ----
 Revenue
 -------
     Oil and Gas Exploration
         and Production                           $20,764     $12,897       $ 43,711       $ 27,063
     Energy Marketing and Services                 73,093      69,175        138,230        136,712
     Natural Gas Transportation                     5,794       4,628         10,880          8,882
     Intercompany Sales                            (3,612)     (1,527)        (5,476)        (2,293)
- ---------------------------------------------------------------------------------------------------
                                                  $96,039     $85,173       $187,345       $170,364
===================================================================================================

 Operating Income
 ----------------
     Oil and Gas Exploration
         and Production                           $ 9,828     $ 7,804       $ 22,299       $ 17,293
     Energy Marketing and Services                    416       1,545            430          2,144
     Natural Gas Transportation                       460         633            731          1,028
- ---------------------------------------------------------------------------------------------------
         Total Business Segments                   10,704       9,982         23,460         20,465
     Corporate Expenses                              (520)       (602)        (1,255)        (1,383)
- ---------------------------------------------------------------------------------------------------
                                                   10,184       9,380         22,205         19,082
 Interest and Other Income, net                       706         592            814            718
 Interest Expense                                  (1,372)       (662)        (2,496)        (1,207)
- ---------------------------------------------------------------------------------------------------
 Income Before Income Taxes                       $ 9,518     $ 9,310       $ 20,523       $ 18,593
===================================================================================================

                       KCS ENERGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

3. A KCS subsidiary, KCS Resources, Inc. ("KCS"), is currently selling gas produced from certain leases in south Texas under a contract with Tennessee Gas Pipeline Company ("Tennessee Gas"). KCS has asserted that the contract, which expires in January 1999, provides that the gas price is to be calculated in accordance with
         Section 102(b)(2) of the Natural Gas Policy Act of 1978 ("NGPA"), plus reimbursement of severance taxes. In addition, it provides that Tennessee Gas shall take or pay for 85% of the delivery capacity of wells covered by the contract.
                 Tennessee Gas filed suit in August 1990, in the 57th District Court of Bexar County, Texas, against KCS and its co- sellers under the contract contending, among other things, that a portion of the leases were no longer subject to the contract, that for the balance of the leases, the purchase price was to be based on Section 101 of the NGPA which, while less than the price calculated under Section 102(b)(2), is still considerably above current spot market prices, and that the leases could not be pooled under the contract with other lands.
                 In July, 1992, the Texas District Court upheld the contract and also awarded KCS approximately $760,000 for legal fees and past underpayments. In August 1993, the Court of Appeals affirmed the lower court's decision that all the leases were subject to the contract, that the price payable by Tennessee Gas under the contract should be determined in accordance with Section 102(b)(2) of the NGPA and that KCS had the right to pool the leases, the production from which would be covered by the contract on a pro rata acreage basis.
                 The Court of Appeals also ruled that the lower court erred in granting summary judgment that the contract was not an output contract governed by the Texas Uniform Commercial Code ("Code"). Specifically, the Court of Appeals ruled that the contract was subject to Section
         2.306 of the Code, that new wells could be drilled and production increased, but that the right of the sellers to increase production is subject to the good faith and reasonableness provisions of the Code, an issue that was remanded to the lower court for trial. The Court of Appeals also set aside the lower court's award to KCS of legal fees and past underpayments, pending the outcome of the trial on the output issue.
                 In June 1994, the Supreme Court of Texas agreed to hear and decide the output issue raised by KCS in its application for a writ of error. The Supreme Court of Texas also agreed to hear and decide certain of the issues which Tennessee Gas raised in its application for a writ of error involving rulings of the Court of Appeals which had been decided in favor of KCS. Oral argument before the Texas Supreme Court was heard on December 13, 1994. The Company is currently awaiting the decision of the Court.
                 While KCS believes its position to be strong, and that it has acted prudently, in good faith and in a reasonable manner under the contract and should therefore prevail, there can be no assurance as to the ultimate outcome of this matter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q for further information regarding the Tennessee Gas contract.

                       KCS ENERGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



4. Three lawsuits involving claims by the holders of the royalty interests on the acreage covered by the Tennessee Gas contract have been instituted in the Texas State Courts. The royalty holders claim that their royalty payments should be based on the price paid by Tennessee Gas for the gas purchased by it under the contract. KCS has been paying royalties for this gas based upon the spot market price. Because its leases have market- value royalty provisions, KCS believes it is in full compliance under the leases with its royalty holders. The lawsuits have only recently been filed, and no material development has occurred.
                 The amount at issue cannot be determined at this time. It is a function of the amount which Tennessee Gas ultimately pays for gas that it purchases under the contract. The purchase price to be paid by Tennessee Gas under the contract is one of the issues presently before the Supreme Court of Texas (See Note 3).
                 As of March 31, 1995, the amount of gas taken by Tennessee Gas attributable to these royalty interests was approximately 1.8 Bcf, for which royalties have been paid by KCS at the average spot price of approximately $1.42 per Mcf, net of severance tax. The average contract price was approximately $ 7.29 per Mcf, net of severance tax.

                       KCS ENERGY, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Consolidated
         Net income for the three months ended March 31, 1995 was $6,219,000, or $0.53 per share, compared to $6,170,000, or $0.52 per share, for the same period a year ago. For the six months ended March 31, 1995 net income was $13,314,000, or $1.13 per share, compared to $12,389,000, or $1.05 per share, last year. The earnings improvement in the current three and six-month periods was due to increased gas sales and production. The impact of higher Tennessee Gas contract revenue and increased non-contract gas production was partially offset by warmer than normal weather conditions and significantly lower energy prices which had a negative impact on each of the Company's three business
segments.   (See Note 7 to Consolidated Financial Statements in the Company's
1994 Annual Report to Stockholders and Note 3 to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding the Tennessee Gas contract).

Results of Operations -Business Segments
         Segment information reflects volumes, revenues and expenses associated with transactions involving affiliates which are eliminated in consolidation.

Oil and Gas Exploration and Production

                                                 Three Months Ended      Six Months Ended
                                                     March 31,               March 31,
 (Thousands of Dollars) Unaudited                1995         1994       1995        1994
 --------------------------------                ----         ----       ----        ----
  Revenue                                      $20,764      $12,897    $43,711      $27,063
  Production costs                               1,221        1,370      3,252        2,856
  Depreciation, depletion
      and amortization                           8,827        3,353     16,087        6,052
  Other operating expenses                         888          370      2,073          862
- -------------------------------------------------------------------------------------------
  Operating income                             $ 9,828      $ 7,804    $22,299      $17,293
===========================================================================================

  Oil production (Mbbl)                             37           61         93          106
  Natural gas production (MMcf):
        Tennessee Gas contract                   1,536        1,421      3,452        3,063
        Non-contract                             2,218          832      3,746        1,500
- -------------------------------------------------------------------------------------------
            Total gas production                 3,754        2,253      7,198        4,563
===========================================================================================
  Average sales price (a):
        Oil  (per bbl)                         $ 17.08      $ 12.62    $ 16.21      $ 13.94
        Gas (per Mcf) (b)                         5.61         5.42       5.38         5.63

  DD&A as a percent of revenue                   42.6%        25.9%      36.8%        22.3%
===========================================================================================

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

                       KCS ENERGY, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Revenue increased largely from higher overall gas sales and production, including more volume covered under the Tennessee Gas contract, offset somewhat by lower average prices on non-contract gas. Contract production increased 8% to 1.5 Bcf during the three months and 13% to 3.5 Bcf for the six months March 31, 1995 compared to the same periods last year. Average sales prices under the Tennessee Gas contract, excluding severance tax reimbursements, were $7.73 per Mcf during the current year three-month period compared to $7.25 for the same period last year. For the six months ended March 31, 1995, contract prices averaged $7.70 per Mcf compared to $7.24 for the same period last year.
         Non-contract production increased 167 percent to 2.2 Bcf and 150 percent to 3.7 Bcf for the three and six-month periods ended March 31, 1995, respectively, compared to the same periods a year ago. The increase in non-contract production includes 1.4 Bcf for the three months and 1.7 Bcf for the six months ended March 31, 1995 related to the Company's volumetric production payment program which began in September 1994. Non-contract gas prices decreased approximately 31% and 29% for the current three and six-month periods, respectively due largely to warmer than normal weather conditions and the resultant excess natural gas storage supply and reflect overall market conditions in North America.
         The increase in other costs and expenses was mainly attributable to the increase in production volume. Depreciation, depletion and amortization increased due to the higher gas production along with an increase in the DD&A rate. The DD&A rate reflects, among other things, current lower gas prices applied to reserves to be produced in the future, thereby reducing calculated future gross revenue and increasing the DD&A rate.

Natural Gas Transportation

                                                  Three Months Ended      Six Months Ended
                                                       March 31,              March 31,
 (Thousands of Dollars) Unaudited                  1995      1994        1995        1994
 --------------------------------                  ----      ----        ----        ----
  Revenue                                        $5,794     $4,628     $10,880      $ 8,882
  Cost of gas sales                               4,669      3,429       8,854        6,772
- -------------------------------------------------------------------------------------------
        Gross Margin                              1,125      1,199       2,026        2,110
  Depreciation                                      218        209         437          423
  Other operating expenses                          447        357         858          659
- -------------------------------------------------------------------------------------------
        Operating income                         $  460     $  633     $   731      $ 1,028
===========================================================================================
  Volume (MMcf)                                   6,198      5,066      11,825       11,144
  Gross Margin per Mcf                           $0.182     $0.237      $0.171       $0.189
===========================================================================================

         The slight decrease in gross margins for the current three and six-month periods was primarily due to mild weather conditions in Texas during the winter months. The prior year periods reflected extreme weather conditions which resulted in higher margins on natural gas sales and transportation to certain high-priority, weather-sensitive customers. The effects of the current year weather conditions were mitigated by an increase in volume, albeit at lower per unit margins, and by the processing of a portion of the natural gas supply from the Company's Texas intrastate pipeline. Processing of high Btu gas to extract liquid hydrocarbons contributes to operating income during periods when gas prices are low relative to liquids prices, acting as a "natural hedge" for a portion of the Company's gas production during such periods.

                       KCS ENERGY, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

         The increase in other operating expenses during the current three and six-month periods was primarily due to costs associated with the expansion of the company's gathering systems as well as the timing of routine repairs and maintenance on the Company's Texas intrastate pipeline.

Energy Marketing and Services

                                              Three Months Ended       Six Months Ended
                                                   March 31,                March 31,
(Thousands of Dollars) Unaudited               1995        1994         1995       1994
- --------------------------------               ----        ----         ----       ----
  Revenue                                    $73,093     $69,175     $138,230    $136,712
  Cost of gas sales                           71,136      66,295      135,080     131,931
- -----------------------------------------------------------------------------------------
        Gross Margin                           1,957       2,880        3,150       4,781
  Other operating expenses                     1,541       1,335        2,720       2,637
- -----------------------------------------------------------------------------------------
        Operating income                     $   416     $ 1,545     $    430    $  2,144
=========================================================================================
  Volume (MMcf)                               47,325      34,365       89,450      70,423

  Gross Margin per Mcf                        $0.041      $0.084       $0.035      $0.068
=========================================================================================

         While the Company recorded its highest volume totals in its history during the current three and six-month periods, operating income was down significantly due largely to market conditions. Natural gas sale prices and per unit gross margins were approximately 30% and 50% lower, respectively, than the same periods a year ago. Warmer than normal weather conditions in the eastern half of the U.S., where the Company's major markets are located, coupled with a high levels of gas supplies, were the major reasons for lower natural gas prices. During the prior year periods, when extreme weather conditions were present, the Company capitalized on opportunities presented by extended periods of severe weather and more volatile gas prices. Low natural gas prices also reduced per unit margins from the Company's volumetric production payment program. Current year profitability was also affected by a major cogeneration plant serviced by the company being under repair and out of service during the first fiscal quarter and two other cogeneration plants serviced by the company being placed in a standby mode (where they will only operate on an as needed or emergency basis until the year 2001) during the second quarter.

Interest Expense
         Approximately 55% of the current year increase in interest expense was due to higher average interest rates and approximately 45% was due to higher average borrowings. Interest rates on the Company's credit facilities fluctuate based on changes in market interest rates. The increase in borrowings was largely due to an interim agreement with Tennessee Gas (See "Working Capital"). During the life of this agreement, the Company receives only a partial cash payment from Tennessee Gas for sales of gas production under the contract, an amount substantially less than it anticipates will ultimately be collected for sales of its contract production. In the interim, KCS has been utilizing its credit facilities to a larger extent in order

                       KCS ENERGY, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

to finance its capital spending program. (See "Liquidity and Capital Resources" for further information).

Interest and Other Income
         Interest and other income in fiscal 1995 consisted mainly of interest income recorded on the difference between the full contract price and the price paid by Tennessee Gas pursuant to the interim agreement (See "Working Capital"). In 1994 other income was primarily from amortization of the balance of deferred gain on the sale of the propane business in 1989.

Liquidity and Capital Resources
         Operating cash flow (net income adjusted for non-cash charges) was $37.5 million for the six months ended March 31, 1995 compared to $22.0 million for the same period a year ago. This increase was largely due to the continued growth of the Company's oil and gas exploration and production business.

Working Capital
         Working capital increased to $26.8 million at March 31, 1995 from $5.6 million at September 30, 1994 due mainly to an increase in the accounts receivable arising from oil and gas operations. KCS, its co-sellers under the Tennessee Gas contract and Tennessee Gas entered into an agreement in October 1994 whereby Tennessee Gas agreed to take no less than 85% of the delivery capacity, if available, from the wells covered by the contract on a monthly basis, and to pay $3.00 (non-refundable) per MMBtu, for all gas taken under the contract from September 17, 1994, until the earlier of August 1, 1995 or such time as the Supreme Court of Texas rules on the applications for writ of error filed by KCS, its co-sellers and Tennessee Gas (See Note 7 to Consolidated Financial Statements in the Company's 1994 Annual Report to Stockholders and
Note 3 to Condensed Consolidated Financial Statements of this Form 10-Q.) Tennessee Gas also posted a $120 million supersedeas bond to secure its obligation to pay the differential between the contract price ($7.70 per MMBtu for sales of gas production during the six months ended March 31, 1994) and the $3.00 per MMBtu, in the event of a decision favorable to KCS and its co-sellers. That differential is included in accounts receivable. Working Capital was also affected by the timing of cash receipts and cash payments inherent in the high volume activity of the Company's energy marketing and services business.

Capital Expenditures
         Capital expenditures for the six months ended March 31, 1995 were
$40.4 million, of which $39.1 million were invested in oil and gas operations, including $17.8 million attributable to the purchase of gas reserves under the
Company's volumetric production payment program.   The other $21.3 million
invested during the six-month period in oil and gas operations was expended largely to conduct exploratory and development drilling. The Company funded its capital expenditures for the quarter with a mix of internally generated cash and additional borrowings under its credit facilities.

Credit Facilities
         In January 1995 the Company's natural gas marketing subsidiary replaced its existing working capital facility with two new revolving credit facilities designed to support the

                       KCS ENERGY, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

expansion of its gas marketing operations and its volumetric production payment program. The first new facility is a $25 million revolving bank credit facility, which matures in February 1998 and is secured by the oil and gas reserves purchased through certain volumetric production payments. Under the terms of this facility, the subsidiary's borrowing limit is a function of a borrowing base which may be adjusted from time to time by the lender's valuation of the pledged assets. The initial borrowing base was set at $10 million and will be reviewed at least semi-annually. The facility permits the borrower to choose between interest rate options based on the bank's prime rate, its certificate of deposit rate or LIBOR. A commitment fee is paid on the unused portion of the borrowing base. At March 31, 1995 $7.0 million was outstanding under this facility.
         The Company's natural gas marketing subsidiary entered into a second new $25 million revolving credit facility with another bank which matures in August 1996 and is secured by its accounts receivable and other assets (excluding those pledged under the volumetric production payment facility above). Under the terms of this agreement the subsidiary may borrow the lesser of the $25 million credit commitment or a percentage of eligible accounts receivable, as defined in the agreement. The borrowing base, or actual availability, was $22 million at March 31, 1995, and is reviewed monthly. The Company has the option to choose the interest rate to be charged by the bank on each advance based either on its prime rate or on LIBOR. A commitment fee is paid on the unused portion of the credit commitment. At March 31, 1995, $18 million was outstanding under this facility.
         The Company also has a Master Note Facility with a bank group which is used for the expansion of the Company's exploration and production and natural gas transportation businesses and is secured by substantially all their assets. The borrowing base, or actual availability, of the Company's Master Note Facility was increased from $64 million to $75 million in January 1995. At March 31, 1995, the Company had utilized $50.5 million of the availability under the facility, $39.4 million as cash advances and $11.1 million for the issuance of a letter of credit in favor of the operator of the Bob West Field as a condition to the release of certain funds.

Tennessee Gas Litigation
         At March 31, 1995, the Company had recorded cumulative revenue of $109.3 million for newly discovered gas sold under the Tennessee Gas contract, of which approximately 72% is attributable to the contract's contested, above-market pricing provisions. While the Company has been successful to date in defending the contract and expects ultimately to prevail, an adverse outcome to the litigation could require the Company to reverse some or all of this incremental revenue and repay Tennessee Gas. In addition, the borrowing base of the Master Note Facility could be reduced, since it is based in part on an evaluation of the gas reserves on the acreage covered by the Tennessee Gas contract.
         Even in the event of an adverse outcome in the litigation, the Company believes it has sufficient cash resources to support its business and growth strategies, albeit at a somewhat slower rate of growth.

Equity Availability
         KCS has 5 million authorized but unissued shares of preferred stock and over 38.5 million shares of common stock available for future equity financing.

                          KCS ENERGY, INC. - FORM 10-Q

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Incorporated by reference from Notes 3 and 4 to Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

             Exhibit 11 - Statement re computation of per share earnings.

             Exhibit 27 - Financial Data Schedule.

         (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 31, 1995.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                KCS ENERGY, INC.



May 10, 1995                           /S/  HENRY A. JURAND
                                       ----------------------------
                                             Henry A Jurand
                                       Vice President, Treasurer
                                             and Secretary
                                      (Principal Financial Officer)

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.                 Description
- -------               -----------

  11           Statement re computation of per share earnings.

  27           Financial Data Schedule.