Form 10-Q
period 1995-06-30
KCS ENERGY INC
filed 1995-08-14
CIK 832820

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ___________________

Commission file number 1-11698

                                KCS ENERGY, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                             22-2889587
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


379 THORNALL STREET, EDISON, NEW JERSEY                            08837
(Address of principal executive offices)                         (Zip Code)

                                 (908) 632-1770
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report.)

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

       Common Stock, $0.01 par value: 11,486,310 shares outstanding as of
                                 July 31, 1995.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME

                                                   Three Months Ended                      Nine Months Ended
                                                        June 30,                              June 30,

(Thousands of Dollars) Unaudited                     1995              1994              1995              1994
--------------------------------                     ----              ----              ----              ----
Revenue                                      $    126,556      $     84,491      $    313,901      $    254,855
---------------------------------------------------------------------------------------------------------------

Operating costs and expenses
      Cost of gas sales                           103,353            63,036           242,278           200,229
      Other operating and administrative            4,549             5,128            14,083            12,622
      Depreciation, depletion
          and amortization                          9,348             5,192            26,029            11,787
---------------------------------------------------------------------------------------------------------------
          Total operating costs
              and expenses                        117,250            73,356           282,390           224,638
---------------------------------------------------------------------------------------------------------------
          Operating income                          9,306            11,135            31,511            30,217
Interest and other income, net                        754               238             1,568               956
Interest expense                                   (1,678)             (530)           (4,174)           (1,737)
---------------------------------------------------------------------------------------------------------------
Income before income taxes                          8,382            10,843            28,905            29,436
Federal and state income taxes                      3,005             3,928            10,214            10,132
---------------------------------------------------------------------------------------------------------------
Net income                                   $      5,377      $      6,915      $     18,691      $     19,304
===============================================================================================================
Earnings per share of common
    stock and common stock
    equivalents                              $       0.46      $       0.58      $       1.59      $       1.63
===============================================================================================================
Average shares of common stock
    and common stock equivalents
    outstanding                                11,784,631        11,838,138        11,759,326        11,842,721
===============================================================================================================

Cash dividends per share                     $       0.03      $       0.02      $       0.09      $       0.06
===============================================================================================================

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            June 30,     September 30,
(Thousands of Dollars) Unaudited                              1995           1994
                                                           ---------     -------------
ASSETS
Current assets
      Cash and cash equivalents                            $   1,663      $   5,075
      Trade accounts receivable, net                          94,232         35,632
      Fuel inventories                                           962          2,327
      Federal income taxes receivable                            607            840
      Other current assets                                     1,936          3,856
--------------------------------------------------------------------------------------
          Current assets                                      99,400         47,730
--------------------------------------------------------------------------------------
Oil and gas properties, full cost
      method, net                                            132,716        112,470
Natural gas transportation systems, net                       20,232         17,379
Other property, plant and equipment, net                       1,241          1,483
--------------------------------------------------------------------------------------
          Property, plant and equipment, net                 154,189        131,332
--------------------------------------------------------------------------------------
Investments and other assets                                   2,935          2,354
--------------------------------------------------------------------------------------
                                                           $ 256,524      $ 181,416
======================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
      Note payable and current
          maturities of long-term debt                     $      --      $   1,722
      Accounts payable                                        49,778         34,419
      Accrued liabilities                                      7,009          5,990
--------------------------------------------------------------------------------------
          Current liabilities                                 56,787         42,131
--------------------------------------------------------------------------------------
Deferred credits and other liabilities                        27,151         16,948
--------------------------------------------------------------------------------------
Long-term debt                                                80,400         48,571
--------------------------------------------------------------------------------------
Stockholders' equity
      Common stock, par value $0.01 per
          share - authorized 50,000,000
          shares, issued 12,379,058 and
         12,324,116, respectively                                124            123
      Additional paid-in capital                              24,197         23,745
      Retained earnings                                       71,137         53,133
      Less treasury stock, 892,748 and 890,248 shares,
       respectively, at cost                                  (3,272)        (3,235)
--------------------------------------------------------------------------------------
          Total stockholders' equity                          92,186         73,766
--------------------------------------------------------------------------------------
                                                           $ 256,524      $ 181,416
======================================================================================

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                          Nine Months Ended
                                                                June 30,
(Thousands of Dollars) Unaudited                          1995          1994
--------------------------------                        --------      --------
Cash flows from operating activities:
      Net income                                        $ 18,691      $ 19,304
      Non-cash charges (credits):
        Depreciation, depletion and amortization          26,029        11,787
        Other non-cash charges and credits, net           10,432         6,325
------------------------------------------------------------------------------
                                                          55,152        37,416

      Net changes in assets and liabilities:
        Trade accounts receivable                        (58,600)       14,589
        Accounts payable and accrued liabilities          15,833       (18,675)
        Fuel inventories                                   1,365           677
        Other, net                                         3,816         3,784
------------------------------------------------------------------------------
Net cash provided by operating activities                 17,566        37,791
------------------------------------------------------------------------------

Cash flows from investing activities:
      Investment in oil and gas properties               (46,713)      (33,938)
      Other capital expenditures                          (3,770)       (1,260)
------------------------------------------------------------------------------
Net cash used in investing activities                    (50,483)      (35,198)
------------------------------------------------------------------------------

Cash flows from financing activities:
      Proceeds from debt                                  54,400        11,400
      Repayments of debt                                 (23,748)      (17,543)
      Tax benefit on stock option exercises                  200         1,182
      Dividends paid                                        (917)         (687)
      Other, net                                            (430)          150
------------------------------------------------------------------------------
Net cash provided by (used in) financing activities       29,505        (5,498)
------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                 (3,412)       (2,905)
Cash and cash equivalents at beginning of period           5,075        11,348
------------------------------------------------------------------------------
Cash and cash equivalents at end of period              $  1,663      $  8,443
==============================================================================

         The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. Interest payments were $3,473,000 and $1,378,000 for the nine months ended June 30, 1995 and June 30, 1994, respectively. No income tax payments were made during the nine months ended June 30, 1995, compared with payments of $2,669,000 for the nine months ended June 30, 1994.

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

2. Revenues and operating income by business segment were as follows:

                                          Three Months Ended            Nine Months Ended
                                               June 30,                      June 30,

(Thousands of Dollars) Unaudited         1995           1994           1995           1994
                                         ----           ----           ----           ----
Revenue
    Oil and Gas Exploration
        and Production                $  20,727      $  18,801      $  64,438      $  45,864
    Energy Marketing and Services       101,847         60,920        240,077        197,632
    Natural Gas Transportation            6,836          5,686         17,716         14,568
    Intercompany Sales                   (2,854)          (916)        (8,330)        (3,209)
--------------------------------------------------------------------------------------------
                                      $ 126,556      $  84,491      $ 313,901      $ 254,855
============================================================================================

Operating Income
    Oil and Gas Exploration
        and Production                $   9,599      $  11,308      $  31,898      $  28,601
    Energy Marketing and Services             2            337            432          2,481
    Natural Gas Transportation              419            185          1,150          1,213
--------------------------------------------------------------------------------------------
        Total Business Segments          10,020         11,830         33,480         32,295
    Corporate Expenses                     (714)          (695)        (1,969)        (2,078)
--------------------------------------------------------------------------------------------
                                          9,306         11,135         31,511         30,217
Interest and Other Income, net              754            238          1,568            956
Interest Expense                         (1,678)          (530)        (4,174)        (1,737)
--------------------------------------------------------------------------------------------
Income Before Income Taxes            $   8,382      $  10,843      $  28,905      $  29,436
============================================================================================

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

                 Tennessee Gas filed suit in August 1990, in the 57th District Court of Bexar County, Texas, against KCS and its cosellers under the contract contending, among other things, that a portion of the leases were no longer subject to the contract; that for the balance of the leases, the purchase price was to be based on Section 101 of the NGPA which, while less than the price calculated under Section 102(b)(2), is still considerably above current spot market prices; and that the leases could not be pooled under the contract with other lands. In August 1995, the Texas Supreme Court decided all of these issues in favor of KCS and its co-sellers.

                 In its suit, Tennessee Gas also asked the Court to characterize the contract as an output contract, and therefore subject to Section
         2.306 of the Texas Uniform Commercial Code. In its August 1995 opinion, the Texas Supreme Court held that Section 2.306 was applicable to the contract. The Court remanded to the trial court for plenary trial the question of whether, as required by Section 2.306, gas volumes tendered to Tennessee Gas under the contract were tendered in good faith and were not unreasonably disproportionate to any normal or otherwise comparable prior output.

                 KCS intends to seek a rehearing by the Texas Supreme Court of the Section 2.306 issue. If the Court does not grant a rehearing or does not change its ruling after rehearing the matter, KCS expects the trial on this issue to take place no earlier than 1996. While KCS believes it will prevail at trial, there can be no assurance of the ultimate outcome of this matter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q for further information regarding the Tennessee Gas contract.

                 At June 30, 1995, the Company had recorded cumulative revenue of approximately $126 million for gas sold under the Tennessee Gas contract, of which approximately 70% is at issue in the Tennessee Gas litigation. While the Company expects to prevail at trial, an adverse decision could require the Company to reverse some or all of the contested revenue and repay Tennessee Gas (less amounts not yet received). Accounts receivable from Tennessee Gas increased from $1.8 million at September 30, 1994 to $42.4 million at June 30, 1995. The Company expects receipt of these funds within the next twelve months.

4. Three lawsuits involving claims by the holders of the royalty interests on the acreage covered by the Tennessee Gas contract have been instituted in the Texas State Courts. The royalty holders claim that their royalty payments should be based on the price paid by Tennessee Gas for the gas purchased by it under the contract. KCS has been paying royalties for this gas based upon the spot market price. Because its leases have market-value royalty provisions, KCS believes it is in full compliance under the leases with its royalty holders. The lawsuits have only recently been filed, and only procedural matters have been decided to date.

                        KCS ENERGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

         The amount at issue cannot be determined at this time. It is a function of the quantity of gas for which Tennessee Gas ultimately is obligated to pay at the contract price. Unless KCS is successful in its rehearing efforts before the Texas Supreme Court, the quantity of gas for which payment is to be made at the contract price will be determined after plenary trial.(See Note 3). As of June 30, 1995, the amount of gas taken by Tennessee Gas attributable to these royalty interests was approximately 2.0 Bcf, for which royalties have been paid by KCS at the average spot price of approximately $1.42 per Mcf, net of severance tax. The average contract price was approximately $7.32 per Mcf, net of severance tax. Consequently, should KCS prevail in its litigation with Tennessee Gas, and should the royalty interest owners be successful in their claim that the gas attributable to the royalty interests is to be paid for by KCS at the contract price, the maximum amount claimed as a result of the foregoing information would be approximately $11.8 million.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations - Consolidated

         Net income for the three months ended June 30, 1995 was $5,377,000, or $0.46 per share, compared to $6,915,000, or $0.58 per share, for the same period a year ago. For the nine months ended June 30, 1995, net income was $18,691,000, or $1.59 per share, compared to $19,304,000, or $1.63 per share, last year. The decline in earnings in the current three and nine-month periods was largely due to lower market prices for natural gas resulting from near-term excess supply in North America in part due to the warmer than normal weather conditions during the peak winter heating season.

Results of Operations - Business Segments

         Segment information reflects volumes, revenues and expenses associated with transactions involving affiliates which are eliminated in consolidation.

Oil and Gas Exploration and Production

                                       Three Months Ended         Nine Months Ended
                                            June 30,                   June 30,

(Thousands of Dollars) Unaudited       1995         1994         1995         1994
                                       ----         ----         ----         ----
 Revenue(a)                         $20,727      $18,801      $64,438      $45,864
 Production costs                      1,259        1,930        4,511        4,786
 Depreciation, depletion
     and amortization                  9,069        4,904       25,156       10,956
 Other operating expenses                800          659        2,873        1,521
-----------------------------------------------------------------------------------
 Operating income                    $ 9,599      $11,308      $31,898      $28,601
===================================================================================

 Oil production (Mbbl)                    35           47          127          153
 Natural gas production (MMcf):
       Tennessee Gas contract          1,646        1,969        6,199        5,331
       Non-contract                    2,594          824        6,340        2,324
-----------------------------------------------------------------------------------
           Total gas production        4,240        2,793       12,539        7,655
===================================================================================
 Average sales price:
       Oil  (per bbl)                $ 18.33      $ 15.92      $ 16.69      $ 14.57
       Gas (per Mcf)                    4.80         6.43         5.00         5.66

 DD&A as a percent of revenue           43.8%        26.0%        39.0%        23.8%
===================================================================================

(a) Excludes $262 and $806 of revenue recorded by the Energy Marketing and Services segment for the three and nine months ended June 30, 1995, respectively, related to the volumetric production payment program.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Natural gas production increased 52% to 4,240 MMcf and 69% to 12,539 MMcf for the three and nine months ended June 30, 1995, respectively, compared to the same periods a year ago. These increases were primarily due to the expansion of the company's volumetric production payment program and increased exploration and development drilling on properties not covered by the Tennessee Gas contract. Non-contract gas production accounted for 61% and 51% of total gas production during the current year three and nine-month periods compared to 30% in the prior year periods. The increases in non-contract production as a percentage of total gas production, while an integral part of the company's overall growth strategy, make the company more sensitive to fluctuations in the market price of natural gas. The lower average gas prices for both periods reflected approximately 30% lower average non-contract gas prices and the higher percentage of non-contract production. (See Note 7 to Consolidated Financial Statements in the Company's 1994 Annual Report to Stockholders and Note 3 to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding the Tennessee Gas contract).

         The increase in revenue for the three months ended June 30, 1995 compared to the same period last year reflected higher non-contract production partially offset by lower production covered under the Tennessee Gas contract and the decrease in noncontract gas prices. The increase in revenue in the current year nine-month period reflected higher Tennessee Gas contract production during the first half of the fiscal year along with higher non-contract production, partially offset by the decrease in non-contract gas prices.

         The increases in other costs and expenses were mainly attributable to the increase in production volume. The increase in depreciation, depletion and amortization ("DD&A") reflected the increase in volume along with an increase in the DD&A rate. The DD&A rate reflects, among other things, current lower gas prices applied to reserves to be produced in the future. In addition, the increase in the Company's reserves not covered by the Tennessee Gas contract, as a percentage of total reserves, contributed to the increase in the DD&A rate.

Natural Gas Transportation

                                      Three Months Ended      Nine Months Ended
                                           June 30,                June 30,

(Thousands of Dollars) Unaudited       1995        1994        1995        1994
                                       ----        ----        ----        ----
 Revenue                              $6,836      $5,686     $17,716     $14,568
 Cost of gas sales                     5,764       4,866      14,618      11,638
--------------------------------------------------------------------------------
       Gross Margin                    1,072         820       3,098       2,930
 Depreciation                            213         221         650         644
 Other operating expenses                440         414       1,298       1,073
--------------------------------------------------------------------------------
       Operating income               $  419      $  185     $ 1,150     $ 1,213
================================================================================

 Volume (MMcf)                         6,233       5,757      18,058      16,901
 Gross Margin per Mcf                 $0.172      $0.142     $ 0.172     $ 0.173
================================================================================

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

         The increase in transportation gross margins for the current three and nine-month periods was due mainly to the increase in the processing of high Btu gas from a portion of the natural gas supply from the Company's Texas intrastate pipeline. Processing of high Btu gas to extract liquid hydrocarbons contributes to operating income during periods when gas prices are low relative to liquids prices, acting as a "natural hedge" for a portion of the Company's gas production during such periods.

         The increase in other operating expenses for the nine months ended June 30, 1995 compared to the same period a year ago was primarily due to costs associated with the operation of the company's gathering systems, the timing of routine repairs and maintenance and the expansion of supply laterals on the Company's Texas intrastate pipeline.

Energy Marketing and Services

                                      Three Months Ended        Nine Months Ended
                                           June 30,                  June 30,

(Thousands of Dollars) Unaudited        1995         1994         1995         1994
                                        ----         ----         ----         ----
  Revenue                            $101,847      $60,920     $240,077     $197,632
  Cost of gas sales                   100,249       59,076      235,329      191,007
------------------------------------------------------------------------------------
        Gross Margin                    1,598        1,844        4,748        6,625
  Other operating expenses              1,596        1,507        4,316        4,144
------------------------------------------------------------------------------------
        Operating income             $      2      $   337     $    432     $  2,481
====================================================================================
  Volume (MMcf)                        64,659       35,159      154,109      105,582

  Gross Margin per Mcf               $  0.025      $ 0.052     $  0.031     $  0.063
====================================================================================


         While the Company recorded its highest volume totals in its history during the current three and nine-month periods, operating income was down significantly due largely to market conditions. Natural gas sale prices were approximately 20% lower for the current year three- month period and 25% lower for the current year nine-month period compared to the same periods a year ago while per unit gross margins were approximately 50% lower during the current year periods. Warmer than normal winter weather conditions in the eastern half of the U.S., where the Company's major markets are located, coupled with high levels of gas supplies, were the major reasons for lower natural gas prices. During the prior year periods, when extreme winter weather conditions were present, the Company capitalized on opportunities presented by extended periods of severe weather and more volatile gas prices. Low natural gas prices also reduced the per unit margins from the Company's volumetric production payment program. Current year profitability was also affected by a major cogeneration plant serviced by the company being under repair and out of service during the first fiscal quarter and two other cogeneration plants serviced by the company being placed in a standby mode (where they will only operate on an as needed or emergency basis) since the end of the first fiscal quarter.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Interest Expense

         Approximately 30% of the current year increase in interest expense was due to higher average interest rates and approximately 70% was due to higher average borrowings. The increase in borrowings was largely due to an interim agreement with Tennessee Gas (See "Working Capital"), under which the Company receives currently only a partial non-refundable cash payment (with the balance being covered by a bond) from Tennessee Gas for sales of gas production under the contract, an amount substantially less than it anticipates will ultimately be collected for sales of its contract production. In the interim, KCS has been utilizing its credit facilities to a larger extent in order to finance its capital spending program. (See "Liquidity and Capital Resources" for further information).

Interest and Other Income

         Interest and other income in fiscal 1995 consisted mainly of interest income recorded on the difference between the full contract price and the price paid currently by Tennessee Gas pursuant to the interim agreement (see "Working Capital"). In 1994, other income consisted primarily of a one-time payment for interest on funds previously held by the operator of the jointly-owned wells covered by the Tennessee Gas contract ($0.5 million) and the amortization of the balance of deferred gain on the sale of the propane business in 1989 ($0.3 million).

Liquidity and Capital Resources

         Operating cash flow (net income adjusted for non-cash charges) was $55.1 million for the nine months ended June 30, 1995 compared to $37.4 million for the same period a year ago. This increase was largely due to the continued growth of the Company's oil and gas exploration and production business. (Operating cash flow, as thus defined, is not a measure of financial performance or liquidity under generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for those measures accepted under GAAP).

Working Capital

         Working capital increased to $42.6 million at June 30, 1995 from $5.6 million at September 30, 1994 due mainly to an increase in accounts receivable from Tennessee Gas which increased from $1.8 million at September 30, 1994 to $41.2 million at June 30, 1995. KCS, its co-sellers under the Tennessee Gas contract and Tennessee Gas entered into an agreement in October 1994 whereby Tennessee Gas agreed to take no less than 85% of the delivery capacity, if available, from the wells covered by the contract on a monthly basis, and to pay $3.00 (non-refundable) per MMBtu, for all gas taken under the contract from September 17, 1994 thru August 14, 1995. Tennessee Gas also posted a $120 million supersedeas bond to suspend enforcement of the declaratory judgement entered against it based upon its obligation to pay the differential between the contract price ($7.74 per MMBtu plus severance tax reimbursements for sales of gas production during the nine months ended June 30, 1995) and the $3.00 per MMBtu, while it appeals the decision favorable to KCS and its co-sellers in the ongoing litigation (See Note 7 to Consolidated Financial Statements in the Company's 1994 Annual Report to Stockholders and Note 3 to Condensed Consolidated Financial Statements of this Form 10-Q). That differential is included in accounts receivable. The Company expects receipt of these funds within the next twelve months. A hearing on the supersedeas bond is scheduled for August 10, 1995. Working Capital was also affected by the timing of cash receipts and cash payments

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

inherent in the high volume activity of the Company's energy marketing and services business.

Capital Expenditures

         Capital expenditures for the nine months ended June 30, 1995 were $50.5 million, of which $46.7 million were invested in oil and gas operations, including $19.5 million attributable to the purchase of gas reserves under the Company's volumetric production payment program. The other $27.2 million invested during the nine-month period in oil and gas operations was expended largely to conduct exploratory and development drilling. The Company funded its capital expenditures for the period with a mix of internally generated cash and additional borrowings under its credit facilities.

Credit Facilities

         In January 1995 the Company's natural gas marketing subsidiary replaced its existing working capital facility with two new revolving credit facilities designed to support the expansion of its gas marketing operations and its volumetric production payment program. The first new facility is a $25 million revolving bank credit facility, which matures in February 1998 and is secured by the oil and gas reserves purchased through certain volumetric production payments. Under the terms of this facility, the subsidiary's borrowing limit is a function of a borrowing base which may be adjusted from time to time by the lender's valuation of the pledged assets. The facility permits the borrower to choose between interest rate options based on the bank's prime rate, its certificate of deposit rate or LIBOR. A commitment fee is paid on the unused portion of the borrowing base. At June 30, 1995 the borrowing base was $8.0 million, of which $7.0 million was outstanding.

         The Company's natural gas marketing subsidiary entered into a second new revolving credit facility with another bank which matures in August 1996 and is secured by its accounts receivable and other assets (excluding those pledged under the volumetric production payment facility above). Under the terms of this agreement the subsidiary may borrow the lesser of the maximum credit commitment or the borrowing base supported by the eligible accounts receivable, as defined in the agreement. The borrowing base, or actual availability, was $25 million at June 30, 1995, and is reviewed monthly. The Company has the option to choose the interest rate to be charged by the bank on each advance based either on its prime rate or on LIBOR. A commitment fee is paid on the unused portion of the credit commitment. At June 30, 1995, $25 million was outstanding under this facility. In August 1995, the maximum commitment was increased from $25 million to $35 million.

         The Company also has a Master Note Facility with a bank group which is used for the expansion of the Company's exploration and production and natural gas transportation businesses and is secured by substantially all their assets. The borrowing base, or actual availability, of the Company's Master Note Facility was increased from $64 million to $75 million in January 1995. At June 30, 1995, the Company had utilized $59.5 million of the availability under the facility, $48.4 million as cash advances and $11.1 million for the issuance of a letter of credit in favor of the operator of the Bob West Field as a condition to the release of certain funds.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Tennessee Gas Litigation

         At June 30, 1995, the Company had recorded cumulative revenue of approximately $126 million for gas sold under the Tennessee Gas contract, of which approximately 70% is at issue in the Tennessee Gas litigation. Unless the Company is successful in its rehearing efforts before the Texas Supreme Court (see Note 3), a trial will be held to determine whether the quantity of gas tendered to Tennessee Gas under the contract complied with the requirements of
Section 2.306 of the Texas Uniform Commercial Code. While the Company expects to prevail at trial, an adverse decision could require the Company to reverse some or all of the contested revenue and repay Tennessee Gas (less amounts not yet received). In addition, the borrowing base of the Master Note Facility could be reduced, since it is based in part on an evaluation of the gas reserves on the acreage covered by the Tennessee Gas contract.

         Even in the event of an adverse outcome in the litigation, the Company believes it has sufficient resources to support its business and growth strategies, albeit at a somewhat slower rate of growth.

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

             Exhibit 27 - Financial Data Schedule.

         (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended June 30, 1995.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                KCS ENERGY, INC.


August 14, 1995                            /S/  HENRY A. JURAND
                                        --------------------------------
                                                Henry A Jurand
                                             Vice President, Treasurer
                                              and Secretary
                                            (Principal Financial Officer)

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.
-------

  11         Statement re Computation of Per Share Earnings.

  27         Financial Data Schedule.