Form 10-Q
period 1996-03-31
KCS ENERGY INC
filed 1996-05-14
CIK 832820

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    -----------------

Commission file number 1-11698

                                KCS ENERGY, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                    22-2889587

(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

  379 Thornall Street, Edison, New Jersey                 08837
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

                    (1)    X       Yes        (2)            No
                        -------                   --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, $0.01 par value: 11,547,487 shares outstanding as of April 30, 1996.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME

                                                       Three Months Ended
                                                            March 31,
(Thousands of Dollars) Unaudited                      1996            1995
- --------------------------------                      ----            ----
Revenue                                        $    146,557        $     96,039
- -------------------------------------------------------------------------------
Operating costs and expenses
      Cost of gas sales                             116,391              72,422
      Other operating and administrative              6,163               4,311
       Depreciation, depletion
          and amortization                           11,630               9,122
- -------------------------------------------------------------------------------
          Total operating costs
              and expenses                          134,184              85,855
- -------------------------------------------------------------------------------
          Operating income                           12,373              10,184
Interest and other income, net                        1,591                 706
Interest expense                                     (4,746)             (1,372)
- -------------------------------------------------------------------------------
Income before income taxes                            9,218               9,518
Federal and state income taxes                        3,363               3,299
- -------------------------------------------------------------------------------
Net income                                     $      5,855        $      6,219
================================================================================
Earnings per share of common
    stock and common stock
    equivalents                                $       0.50        $       0.53
================================================================================
Average shares of common stock
    and common stock equivalents
    outstanding                                  11,788,301          11,753,891
================================================================================
Cash dividends per share                       $       0.03        $       0.03
===============================================================================

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          March 31, December 31,
(Thousands of Dollars) Unaudited                         1996              1995
- --------------------------------                         ----             -----
Assets
Current assets
      Cash and cash equivalents                       $   5,973        $   5,846
      Trade accounts receivable, net                     66,034           58,052
      Receivable from Tennessee Gas                      65,747           56,437
      Other current assets                                4,721            4,156
- --------------------------------------------------------------------------------
          Current assets                                142,475          124,491
- --------------------------------------------------------------------------------
Oil and gas properties, full cost
      method, net                                       202,310          204,958
Natural gas transportation systems, net                  22,302           22,345
Other property, plant and equipment, net                  2,578            2,013
- --------------------------------------------------------------------------------
          Property, plant and equipment, net            227,190          229,316
- --------------------------------------------------------------------------------
Investments and other assets                             10,701            6,802
- --------------------------------------------------------------------------------
                                                      $ 380,366        $ 360,609
================================================================================
Liabilities and stockholders' equity
Current liabilities
      Accounts payable                                $  57,424        $  59,475
      Accrued liabilities                                 6,999            4,926
- --------------------------------------------------------------------------------
          Current liabilities                            64,423           64,401
- --------------------------------------------------------------------------------
Deferred credits and other liabilities                   31,978           29,103
- --------------------------------------------------------------------------------
Long-term debt                                          176,689          165,529
- --------------------------------------------------------------------------------
Stockholders' equity
      Common stock, par value $0.01 per
          share - authorized 50,000,000
          shares, issued 12,438,235 and
          12,379,885, respectively                          124              124
      Additional paid-in capital                         25,216           24,910
      Retained earnings                                  85,324           79,814
      Less treasury stock, 900,478 and
          892,748 shares, respectively, at cost          (3,388)          (3,272)
- --------------------------------------------------------------------------------
          Total stockholders' equity                    107,276          101,576
- --------------------------------------------------------------------------------
                                                      $ 380,366        $ 360,609
================================================================================

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                                 THREE MONTHS ENDED
                                                                                   MARCH 31, ENDED
(THOUSANDS OF DOLLARS) UNAUDITED                                                1996             1995
- --------------------------------                                                ----             ----
Cash flows from operating activities:
      Net income                                                             $   5,855        $  6,219
      Non-cash charges (credits):
        Depreciation, depletion and amortization                                11,630           9,122
        Other non-cash charges and credits, net                                  3,129           4,731
- --------------------------------------------------------------------------------------------------------
                                                                                20,614          20,072
      Net changes in assets and liabilities:
        Trade accounts receivable                                               (7,982)           (853)
        Receivable from Tennessee Gas                                           (9,310)        (11,672)
        Accounts payable and accrued liabilities                                    22             144
        Other, net                                                                  39           3,997
- --------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                        3,383          11,688
- --------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
      Investment in oil and gas properties, net                                 (8,532)        (18,697)
      Other capital expenditures                                                  (943)         (1,106)
- --------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                           (9,475)        (19,803)
- --------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
      Proceeds from debt                                                       150,345          32,569
      Repayments of debt                                                      (139,200)        (23,239)
      Deferred financing costs                                                  (4,772)           (340)
      Dividends paid                                                              (344)           (344)
      Other, net                                                                   190             126
- --------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                        6,219           8,772
- --------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                          127             657
Cash and cash equivalents at beginning of period                                 5,846             988
- --------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                   $   5,973        $  1,645
========================================================================================================

         The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. Interest payments were $2,041,000 and $1,292,000 for the three months ended March 31, 1996 and March 31, 1995, respectively. Income tax payments were $800,000 during the three months ended March 31, 1996. No income tax payments were made during the three months ended March 31, 1995.

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

2        Tennessee Gas Litigation

                  On April 18, 1996 the Texas Supreme Court granted the petitioners' request for a rehearing, withdrew its August 1, 1995 opinion and issued a new opinion on the previously disclosed litigation of an above-market-price, take-or-pay gas purchase agreement ("GPA") with Tennessee Gas Pipeline Company ("TGT"). In its April 18, 1996 opinion, the Texas Supreme Court affirmed the Company's position on all issues, stating that the price payable by TGT for the gas escalates monthly in accordance with Section 102(b)(2) of the Natural Gas Policy Act, currently $8.32 per MMBtu, plus reimbursement of severance taxes; that KCS has the right to pool the leases; that TGT has no legal or contractual right to question or determine whether certain leases are no longer committed to the GPA; and that the GPA is not an output contract governed by Section 2.306 of the Texas Uniform Commercial Code. TGT has until June 3, 1996 to file a motion for rehearing.

                  This decision opens the way for the Company's recovery of approximately $65.7 million that TGT has currently withheld under a series of interim agreements, which is the balance of the purchase price for production taken by TGT since September 17, 1994, plus interest as provided for in the TGT contract. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" - "Liquidity and Capital Resources".

                  See Note 7 to Consolidated Financial Statements of the Company's 1995 Annual Report to Stockholders for further information regarding the TGT litigation.

                        KCS ENERGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  In a related matter, in April 1995, TGT filed suit against the Company and its co-sellers in District Court in Zapata County, Texas, seeking declaratory judgment that no more than 50% of the actual production from either of the jointly-owned Guerra "A" or Guerra "B" units is subject to the TGT contract, and claiming that the sellers are delivering in excess of such amounts. In another related matter, TGT filed suit in November 1994, claiming that some of the natural gas taken under the TGT contract had been enriched by the Company, thereby depriving TGT of its contractual right to reject natural gas that does not comply with contractual quality specifications. Each of these cases is still pending.

         Other Legal Proceedings

                  As previously reported, the Company is a party to three lawsuits involving the holders of royalty interests on the acreage covered by the TGT contract. The Company is a co-plaintiff in the first of these lawsuits that was filed and is a defendant in the other subsequently filed suits. The basis of these declaratory judgment actions is the royalty holders' claim that their royalty payments should be based on the price paid by TGT for the natural gas purchased by it under the TGT contract. The Company has been paying royalties for this natural gas based upon the spot market price. Because the leases have market-value royalty provisions, the Company believes it is in full compliance under the leases with its royalty holders.

                  As of March 31, 1996, the amount of gas taken by TGT attributable to these royalty interests was approximately 3.3 Bcf, for which royalties have been paid by KCS at the average price of approximately $1.73 per Mcf, net of severance tax, compared to the average contract price of approximately $7.54 per Mcf, net of severance tax. Consequently, the Company faces a maximum liability in this litigation of approximately $19.2 million.

                  While the Company believes its defenses are meritorious and that it should prevail in all of the pending litigation, there can be no assurance as to the ultimate outcome of these matters.

3. On January 25, 1996, KCS Energy, Inc. completed a Rule 144A private offering of $150 million 11% senior notes due January 15, 2003 (the "144A Notes"). On May 8, 1996, the Company commenced an offer (the ("Exchange Offer") of up to $150 million senior notes (the "Exchange Notes") in exchange for the outstanding 144A Notes, pursuant to a registration statement declared effective by the Securities and Exchange Commission on May 7. The Exchange Notes are identical in all material respects to the form and terms of the 144A notes except for certain transfer restrictions and registration rights applicable to the 144A Notes. The Exchange Notes will evidence the same debt, and will be issued under and entitled to the benefits of the same indenture, as the 144A Notes.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Consolidated

         Net income for the three months ended March 31, 1996 was $5,855,000, or $0.50 per share, compared to $6,219,000, or $0.53 per share, for the same period a year ago. Significantly higher non-TGT contract oil and gas production, along with higher oil and gas prices in the current year period were offset by lower production from properties covered by the TGT contract, higher non-cash DD&A charges, higher interest costs and a higher effective income tax rate.

          The April 18, 1996 decision by the Texas Supreme Court (see Note 2 to Condensed Consolidated Financial Statements) does not affect the earnings reported herein as the earnings already reflect the full contract price. The decision does however have a significant effect on the Company's liquidity and capital resources and its ability to implement its strategies for future growth. (See "Liquidity and Capital Resources".)

Results of Operations -Business Segments

         Segment information reflects volumes, revenues and expenses associated with transactions involving affiliates which are eliminated in consolidation.

Oil and Gas Exploration and Production

                                        Three Months Ended
                                             March 31,
(Thousands of Dollars) Unaudited        1996           1995
- ------------------------------------------------------------------
Revenue                               $26,781        $21,168
Production (lifting) costs              2,265          1,142
DD&A                                   11,270          8,827
Other operating expenses                1,034          1,018
- ------------------------------------------------------------
Operating income                      $12,212        $10,181
============================================================
Oil production (Mbbl)                     159             37
Natural gas production (MMcf):
      Tennessee Gas contract            1,246          2,151
      Non-contract                      5,211          2,218
- ------------------------------------------------------------
           Total gas production         6,457          4,369
============================================================
Average sales price :
      Oil  (per Bbl)                  $ 17.89        $ 17.05
      Gas (per Mcf)                      3.71           4.67
DD&A as a percent of revenue             42.1%          41.7%
============================================================

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The overall increase in oil and gas production in the 1996 period compared to the same period in 1995 resulted from newly added properties which more than offset the natural production decline from the properties covered by the TGT contract. Sales of gas production under the TGT contract decreased to
1.25 Bcf in the quarter, compared to 2.15 for the same period last year when, in January, TGT was making up for curtailments earlier in the contract year which ends each January 31. The reduction also reflects the normal production decines of the 49 wells drilled to date. Non-TGT contract oil and gas production accounted for 83% of total production in the 1996 period compared to 53% during the same period a year ago.

         The significant increase in non-TGT contract production and increased average market prices were offset in part by the lower TGT-contract production resulting in an overall decrease in average natural gas sale prices from $4.67 to $3.71. Average non-TGT contract gas prices, which benefited from a colder than normal winter heating season in much of the country, were $2.39 during the 1996 period compared to $1.42 during the same period a year ago and gas sales prices under the TGT contract, excluding severance tax reimbursements, were $8.24 compared to $7.73.

         The increase in costs and expenses was mainly attributable to the increase in production volume.

Natural Gas Transportation and Marketing
                                                      Three Months Ended
                                                           March 31,
(Thousands of Dollars) Unaudited                    1996              1995
- ---------------------------------------------------------------------------
Revenue                                            $120,120        $76,761
Cost of gas sales                                   116,587         74,162
- --------------------------------------------------------------------------
      Gross Margin                                    3,533          2,599
Depreciation                                            344            279
Other operating expenses                              2,239          1,797
- --------------------------------------------------------------------------
      Operating income                             $    950        $   523
==========================================================================
Transportation volume (Bcf)                             6.8            6.2
Transportation gross margin per Mcf                $  0.222        $ 0.182
==========================================================================
Marketing volume (Bcf)                                 43.1           45.9
Marketing gross margin per Mcf                     $  0.047          0.032
==========================================================================

         Significantly higher natural gas prices resulted in increased profitability during the three months ended March 31, 1996, compared to the same period last year. The price increases were due mainly to colder than normal weather conditions in the Midwest, Northeast and Southeast, which resulted in higher natural gas peak demand and lower levels of storage gas inventories.
The 9% increase in transportation volumes and 22% increase in transportation gross margin per Mcf during the current year period were directly related to the higher prices and weather conditions.

         Average marketing sales prices increased over 50% to approximately $2.57 per Mcf during the current year three-month period compared to the same period a year ago. Marketing sales volumes decreased 6% to 43.1 Bcf primarily due to the Company's decision to concentrate on higher-margin sales.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition, the Company capitalized on significant price volatility during periods of extreme cold weather, which enhanced gross margins during the current year three-month period.

Interest and Other Income, net

         Interest income accrued on the difference between the full TGT contract price and the price paid by TGT under interim agreements (see "Liquidity and Capital Resources") was $1,565,000 during the three months ended March 31, 1996 compared to $422,000 during the same period a year ago.

Interest Expense

         Interest expense was $4,746,000 during the three months ended March 31, 1996 compared to $1,372,000 for the three months ended March 31, 1995. The increase was due to higher average borrowings, along with higher average interest rates principally from the sale of 11% Senior Notes in January 1996. The Company did not collect the full contract price from TGT throughout 1995 and therefore increased its borrowings to expand its oil and gas exploration and production operations. This included approximately $64 million for the Rocky Mountain and Michigan acquisitions, completed during the fourth quarter of 1995.

Liquidity and Capital Resources

Decision of the Supreme Court of Texas

         The April 18, 1996 decision by the Texas Supreme Court (see Note 2 to Condensed Consolidated Financial Statements) will significantly affect the Company's liquidity and capital resources. The Company anticipates receipt in the near future of the full amount due from TGT of approximately $65.7 million (including interest and net of deferred severance taxes and other payables related to the TGT contract) at March 31, 1996.

         As previously reported, the Company has been accruing an accounts receivable amount (which includes interest as provided for in the contract) due from TGT that includes the difference between the price that would have been paid for natural gas pursuant to the terms of the TGT contract and the amount actually paid for gas taken since September 17, 1994 pursuant to interim agreements whereby TGT paid $3.00 per MMBtu for all gas purchased from that date, without prejudice to the Company's claim for the full contract price.
The latest interim agreement terminated on April 30, 1996. Therefore, the terms of the TGT contract, in accordance with judicial rulings in the case, now govern performance by each of the parties.

         Prior to the April 18, 1996 decision by the Texas Supreme Court, the Company had restricted its capital spending budget to $70 million for 1996, an amount which was expected to be funded largely from cash flow and sale of non-strategic assets. With the favorable decision, KCS plans to increase its capital expenditure budget and accelerate its acquisition and drilling programs.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash Flow From Operating Activities

         Net income adjusted for non-cash charges increased to $20.6 million for the three months ended March 31, 1996 compared to $20.1 during the same period in 1995. Net cash provided by operating activities was $3.4 million during the current year three month period compared to $11.7 million. This change reflected a short-term working capital requirement as of the date of the balance sheet resulting from the timing of cash receipts and payments.

Capital Expenditures

         Capital expenditures for the three months ended March 31, 1996 were $9.5 million, of which $8.5 million were invested in oil and gas operations. Capital expenditures were restricted following the two significant acquistions, completed in the fourth quarter of 1995, until completion of the note offering in late January 1996. The Company funded its capital expenditures for the quarter with a mix of internally generated cash and additional borrowings.

Debt Financing

         On January 25, 1996, the Company completed the private sale of $150 million principal amount of 11% Senior Notes due 2003. The net proceeds of approximately $145 million (after deducting expenses of the offering which were deferred and will be amortized over the term of the note) were utilized to reduce the outstanding indebtedness under bank credit facilities and to repay a note sold to a third party. See Note 3 to Condensed Consolidated Financial Statements in in this Form 10-Q. At March 31, 1996 the Company had $36.6 million of availability under its existing credit facilities.

Equity Availability

           KCS has 5 million authorized but unissued shares of preferred stock and over 38.5 million shares of common stock available for future equity financing.

                          KCS ENERGY, INC. - FORM 10-Q
                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

                  Incorporated by reference from Note 2 to Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Item 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibits:

                      Exhibit 11 - Statement re computation of per share
                        earnings.

                      Exhibit 27 - Financial Data Schedule.

                  (b) Reports on Form 8-K.

                            On January 25, 1996 the registrant reported the
                  completion of its Rule 144A private offering of $150,000,000 aggregate principal amount of senior notes due 2003 under Item 5 of Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          KCS ENERGY, INC.

May 10, 1996                              /S/  HENRY A. JURAND
- ------------                              --------------------
                                           Henry A Jurand
                                           Vice President, Chief Financial
                                            Officer and Secretary