Form 10-Q
period 1996-06-30
KCS ENERGY INC
filed 1996-08-14
CIK 832820

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


  X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- -----           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
- -----           SECURITIES EXCHANGE ACT OF 1934


For the transition period from                      to
                               --------------------    -------------------------
Commission file number 1-11698


                                KCS ENERGY, INC.
             (Exact name of registrant as specified in its charter)


                    DELAWARE                           22-2889587
        (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)           Identification No.)


        379 THORNALL STREET, EDISON, NEW JERSEY           08837
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

Common Stock, $0.01 par value: 11,575,747 shares outstanding as of July 31, 1996.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME

                                                        Three Months Ended                     Six Months Ended
                                                             June 30,                                 June 30,
                                                     -----------------------                 ------------------------

(Thousands of Dollars) Unaudited                     1996               1995                 1996                1995
- --------------------------------                     ----               ----                 ----                ----

Revenue                                        $     96,487        $    126,556        $    243,044        $    222,595
- -----------------------------------------------------------------------------------------------------------------------

Operating costs and expenses
      Cost of gas sales                              68,330             103,353             184,721             175,775
      Other operating and administrative              6,124               4,549              12,287               8,860
      Depreciation, depletion
          and amortization                           11,282               9,348              22,912              18,470
- -----------------------------------------------------------------------------------------------------------------------
          Total operating costs
              and expenses                           85,736             117,250             219,920             203,105
- -----------------------------------------------------------------------------------------------------------------------
          Operating income                           10,751               9,306              23,124              19,490
Interest and other income, net                        1,641                 754               3,232               1,460
Interest expense                                     (4,594)             (1,678)             (9,340)             (3,050)
- -----------------------------------------------------------------------------------------------------------------------
Income before income taxes                            7,798               8,382              17,016              17,900
Federal and state income taxes                        2,811               3,005               6,174               6,304
- -----------------------------------------------------------------------------------------------------------------------
Net income                                     $      4,987        $      5,377        $     10,842        $     11,596
=======================================================================================================================

Earnings per share of common
    stock and common stock
    equivalents                                $       0.42        $       0.46        $       0.92        $       0.99
=======================================================================================================================

Average shares of common stock
    and common stock equivalents
    outstanding                                  11,894,765          11,784,631          11,841,533          11,767,318
=======================================================================================================================
Cash dividends per share                       $       0.03        $       0.03        $       0.06        $       0.06
=======================================================================================================================

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              June 30,       December 31,
(Thousands of Dollars) Unaudited                                1996             1995
- --------------------------------                                ----             ----
Assets
Current assets
      Cash and cash equivalents                             $   2,608        $   5,846
      Trade accounts receivable, net                           52,878           58,052
      Receivable from Tennessee Gas                            69,709           56,437
      Other current assets                                      4,429            4,156
- --------------------------------------------------------------------------------------
          Current assets                                      129,624          124,491
- --------------------------------------------------------------------------------------
Oil and gas properties, full cost
      method, net                                             193,296          204,958
Natural gas transportation systems, net                        22,425           22,345
Other property, plant and equipment, net                        2,755            2,013
- --------------------------------------------------------------------------------------
          Property, plant and equipment, net                  218,476          229,316
- --------------------------------------------------------------------------------------
Investments and other assets                                   11,060            6,802
- --------------------------------------------------------------------------------------
                                                           $  359,160        $ 360,609
======================================================================================

Liabilities and stockholders' equity
Current liabilities
      Accounts payable                                     $   34,936        $  59,475
      Accrued liabilities                                      10,853            4,926
- --------------------------------------------------------------------------------------
          Current liabilities                                  45,789           64,401
- --------------------------------------------------------------------------------------
Deferred credits and other liabilities                         31,549           29,103
- --------------------------------------------------------------------------------------
Long-term debt                                                169,509          165,529
- --------------------------------------------------------------------------------------
Stockholders' equity
      Common stock, par value $0.01 per
          share - authorized 50,000,000
          shares, issued 12,468,215 and
          12,379,885, respectively                                125              124
      Additional paid-in capital                               25,612           24,910
      Retained earnings                                        89,964           79,814
      Less treasury stock, 900,748 and
            892,748 shares, respectively, at cost              (3,388)          (3,272)
- --------------------------------------------------------------------------------------
          Total stockholders' equity                          112,313          101,576
- --------------------------------------------------------------------------------------
                                                           $  359,160        $ 360,609
======================================================================================



The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                 Six Months Ended
                                                                      June 30,
(Thousands of Dollars) Unaudited                                 1996           1995
- --------------------------------                                 ----           ----
Cash flows from operating activities:
      Net income                                            $    10,842       $ 11,596
      Non-cash charges:
        Depreciation, depletion and amortization                 22,912         18,470
        Other non-cash charges and credits, net                   2,790          7,616
- --------------------------------------------------------------------------------------
                                                                 36,544         37,682
      Net changes in assets and liabilities:
        Trade accounts receivable                                 5,174        (12,756)
        Receivable from Tennessee Gas                           (13,272)       (21,527)
        Accounts payable and accrued liabilities                (18,612)         5,898
        Other, net                                                 (164)         4,246
- --------------------------------------------------------------------------------------
Net cash provided by operating activities                         9,670         13,543
- --------------------------------------------------------------------------------------

Cash flows from investing activities:
      Investment in oil and gas properties                      (26,498)       (29,173)
      Proceeds from the sale of oil and
        gas properties                                           16,384          2,850
      Other capital expenditures                                 (1,676)        (3,520)
- --------------------------------------------------------------------------------------
Net cash used in investing activities                           (11,790)       (29,843)
- --------------------------------------------------------------------------------------

Cash flows from financing activities:
      Proceeds from debt                                        165,145         40,969
      Repayments of debt                                       (161,202)       (23,029)
      Deferred financing costs                                   (4,956)          (542)
      Dividends paid                                               (692)          (688)
      Other, net                                                    587            265
- --------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities              (1,118)        16,975
- --------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents             (3,238)           675
Cash and cash equivalents at beginning of period                  5,846            988
- --------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                  $     2,608       $  1,663
======================================================================================


         The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. Interest payments were $ 2,661,000 and $2,710,000 for the six months ended June 30, 1996 and June 30, 1995, respectively. Income tax payments were $3,855,000 during the six months ended June 30, 1996. No income tax payments were made during the six months ended June 30, 1995.

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

2.       Tennessee Gas Litigation

              On April 18, 1996 the Texas Supreme Court granted the petitioners' request for a rehearing, withdrew its August 1, 1995 opinion and issued a new opinion on the previously disclosed litigation of an above-market-price, take-or-pay gas purchase agreement ("GPA") with Tennessee Gas Pipeline Company ("TGT"). In its April 18, 1996 opinion, the Texas Supreme Court affirmed the Company's position on all issues, stating that the price payable by TGT for the gas escalates monthly in accordance with Section 102(b)(2) of the Natural Gas Policy Act ($8.45 per MMBtu in July 1996) plus reimbursement of severance taxes; that KCS has the right to pool the leases; that TGT has no legal or contractual right to question or determine whether certain leases are no longer committed to the GPA; and that the GPA is not an output contract governed by Section 2.306 of the Texas Uniform Commercial Code. TGT filed a motion requesting another rehearing on June 3, 1996.

              This decision opens the way for the Company's recovery of approximately $69.7 million that TGT has previously withheld under a series of interim agreements , which is the balance of the purchase price for production taken by TGT from September 17, 1994 through April 30, 1996, plus interest as provided for in the GPA. The latest interim agreement terminated on April 30, 1996. Therefore, the terms of the GPA, in accordance with judicial rulings in the case, now govern performance by each of the parties. TGT has been paying the full contract price for gas deliveries subsequent to April 30, 1996.

              See Note 7 to Consolidated Financial Statements of the Company's 1995 Annual Report to Stockholders for further information regarding the TGT litigation.

                        KCS ENERGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              In a related matter, in April 1995, TGT filed suit against the Company and its co-sellers in District Court in Zapata County, Texas, seeking declaratory judgment that no more than 50% of the actual production from either of the jointly-owned Guerra "A" or Guerra "B" units is subject to the TGT gas contract, and claiming that the sellers are delivering in excess of such amounts. In another related matter, TGT filed suit in November 1994, claiming that some of the natural gas taken under the TGT contract had been enriched by the Company, thereby depriving TGT of its contractual right to reject natural gas that does not comply with contractual quality specifications. Each of these cases is still pending, and the 1994 suit may be tried in the last quarter of 1996.

         Other Legal Proceedings

              As previously reported, the Company is a party to three lawsuits involving the holders of royalty interests on the acreage covered by the TGT contract. The Company is a co-plaintiff in the first of these lawsuits that was filed and is a defendant in the other subsequently filed suits. The basis of these declaratory judgment actions is the royalty holders' claim that their royalty payments should be based on the price paid by TGT for the natural gas purchased by it under the TGT contract. The Company has been paying royalties for this natural gas based upon the spot market price. Because the leases have market-value royalty provisions, the Company believes it is in full compliance under the leases with its royalty holders. As of June 30, 1996, the amount of gas taken by TGT attributable to these royalty interests was approximately 3.5 Bcf, for which royalties have been paid by KCS at the average price of approximately $1.62 per Mcf, net of severance tax, compared to the average contract price of approximately $7.52 per Mcf, net of severance tax. Consequently, the Company faces a maximum liability in this litigation of approximately $20.7 million. It is expected that the lawsuit in which the Company is a co-plaintiff will be tried by the end of 1996.

              While the Company believes its defenses are meritorious and that it should prevail in all of the pending litigation, there can be no assurance as to the ultimate outcome of these matters.

3. On January 25, 1996, KCS Energy, Inc. completed a Rule 144A private offering of $150 million 11% senior notes due January 15, 2003 (the "144A Notes"). On May 8, 1996, the Company commenced an offer (the ("Exchange Offer") of up to $150 million senior notes (the "Exchange Notes") in exchange for the outstanding 144A Notes, pursuant to a registration statement declared effective by the Securities and Exchange Commission on May 7. The Exchange Notes are identical in all material respects to the form and terms of the 144A notes except for certain transfer restrictions and registration rights applicable to the 144A Notes. The Exchange Notes evidenced the same debt, and were issued under and entitled to the benefits of the same indenture, as the 144A Notes.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Consolidated

         Net income for the three months ended June 30, 1996 was $4,987,000, or $0.42 per share, compared to $5,377,000 or $0.46 per share, for the same period a year ago. For the six months ended June 30, 1996, net income was $10,842,000, or $0.92 per share, compared to $11,596,000 or $0.99 per share, last year. Significantly higher non-TGT-contract oil and gas production, along with higher oil and gas prices in the current year periods for non-TGT contract sales were offset by lower production from properties covered by the TGT contract, higher non-cash DD&A charges, higher interest costs and a higher effective income tax rate.

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

Oil and Gas Exploration and Production

                                        Three Months Ended             Six Months Ended
                                              June 30,                      June 30,

(Thousands of Dollars) Unaudited       1996              1995          1996          1995
 --------------------------------      ----              ----          ----          ----
Revenue                             $26,292           $21,344       $53,073        $42,512
Production (lifting) costs            2,425             1,259         4,690          2,401
DD&A                                 10,915             9,069        22,185         17,896
Other operating expenses              1,149               898         2,183          1,916
- ------------------------------------------------------------------------------------------
Operating income                    $11,803           $10,118       $24,015        $20,299
==========================================================================================

Oil production (Mbbl)                   189                35           348             71
Natural gas production (MMcf):
      Tennessee Gas contract          1,197             1,646         2,443          3,797
      Non-contract                    5,105             2,594        10,317          4,812
- ------------------------------------------------------------------------------------------
          Total gas production        6,302             4,240        12,760          8,609
==========================================================================================
Average sales price:

      Oil  (per bbl)                $ 19.92            $18.33        $19.00         $17.67
      Gas (per Mcf)                    3.57              4.88          3.64           4.78

DD&A as a percent of revenue           41.5%             42.5%         41.8%          42.1%
==========================================================================================

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Oil and gas production increased 67% to 7,436 MMcfe and 64% to 14,848 MMcfe for the three and six months ended June 30, 1996, respectively, compared to the same periods a year ago. The current year increases in production resulted from newly added non-TGT properties and reflects the Company's overall growth strategy to increase its percentage of non-TGT production. Non-TGT production accounted for 84% of total production during the 1996 periods up from 63% and 58%, respectively, during the 1995 three and six-month periods. Sales of gas production under the TGT contract decreased to 1,197 MMcf in the 1996 quarter, compared to 1,646 MMcf for the same period last year due mainly to normal production declines of the 49 wells drilled to date. For the six months ended June 30, 1996 sales to TGT decreased to 2,443 MMcf compared to 3,797 MMcf when TGT was making up for earlier curtailments.

         Average natural gas prices were $3.57 and $3.64 for the three and six months ended June 30, 1996, respectively, compared to $4.88 and 4.78 for the same periods a year ago. These year to year decreases reflect the production mix as the significant increases in non-TGT contract production and increased average market prices were offset by the lower TGT-contract production. Average non-TGT contract gas prices were $2.24 and $2.31 during the 1996 three and six-month periods, respectively, compared to $1.62 and $1.53 during the same periods last year. Gas sale prices under the TGT contract, excluding severance tax reimbursements, were $8.37 and $8.30, respectively, during the current year three and six-month periods compared to $7.83 and $7.78 during the same periods last year.

         The increases in costs and expenses were mainly attributable to the increase in production volume.

         Natural Gas Transportation and Marketing

                                                        Three Months Ended          Six Months Ended
                                                            June 30,                     June 30,
(Thousands of Dollars) Unaudited                      1996           1995           1996          1995
 --------------------------------                     ----           ----          -----          ----
Revenue                                          $  70,543       $105,807       $190,663      $182,568
Cost of gas sales                                   68,498        103,753        185,085       177,915
- ------------------------------------------------------------------------------------------------------

      Gross margin                                   2,045          2,054          5,578         4,653
Depreciation                                           349            263            693           542
Other operating expenses                             1,937          1,887          4,176         3,684
- ------------------------------------------------------------------------------------------------------
      Operating income                           $    (241)      $    (96)      $    709      $    427
======================================================================================================

Transportation Volume (Bcf)                            6.3            6.2           14.2          12.4
Transportation Gross Margin per
 Mcf                                             $   0.155       $  0.173       $  0.175      $  0.177
======================================================================================================

Marketing Volume (Bcf)                                28.0           63.1           71.1         109.0
Marketing Gross Margin per Mcf                   $   0.038       $  0.016       $  0.044      $  0.023
======================================================================================================

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The significant decline in revenue during the three months ended June 30, 1996 reflects a strategic move to scale back volumes at the natural gas marketing operations away from the higher volume, low margin "gas trading" activities and place its emphasis in its core retail customer base. This, coupled with stronger natural gas prices in 1996 resulted in the increases in marketing gross margin per Mcf.

         Natural gas transportation volumes were up slightly during the current year quarter and 15% for the 1996 six- month period due mainly to weather conditions. The decrease in transportation gross margins per Mcf in 1996 resulted from lower margin sales to certain higher volume transportation customers.

         The increases in costs and expenses resulted mainly from higher natural gas pipeline operating expenses and maintenance.

Interest and Other Income, net

         Interest income accrued on the difference between the full TGT-contract price and the price paid by TGT under interim agreements (see "Liquidity and Capital Resources") was $1.6 million and $3.1 million for the three months and six months ended June 30, 1996, respectively compared to $0.7 million and $1.2 million during the same periods a year ago.

Interest Expense

         Interest expense was $4.6 million for the three months ended June 30, 1996 compared to $1.7 million for the three months ended June 30, 1995. For the six months ended June 30, 1996 interest expense was $9.3 million compared to $3.1 million. The 1996 increases were due to higher average borrowings, along with higher average interest rates principally from the sale of 11% Senior Notes in January 1996. The Company did not collect the full contract price from TGT throughout 1995 and therefore increased its borrowings to expand its oil and gas exploration and production operations. This included approximately $64 million for the Rocky Mountain and Michigan acquisitions, completed during the fourth quarter of 1995.

Liquidity and Capital Resources

Decision of the Supreme Court of Texas

         The April 18, 1996 decision by the Texas Supreme Court (see Note 2 to Condensed Consolidated Financial Statements) will significantly affect the Company's liquidity and capital resources. The Company anticipates receipt in the near future of the full amount due from TGT of approximately $69.7 million (including interest and net of deferred severance taxes and other payables related to the TGT contract) at June 30, 1996.

         As previously reported, the Company has been accruing an accounts receivable amount (which includes interest as provided for in the contract) due from TGT that includes the difference between the price that would have been paid for natural gas pursuant to the terms of the TGT contract and the

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


amount actually paid for gas taken from September 17, 1994 through April 30, 1996 pursuant to interim agreements whereby TGT paid $3.00 per MMBtu for all gas purchased from that date, without prejudice to the Company's claim for the full contract price. The latest interim agreement terminated on April 30, 1996. Therefore, the terms of the TGT contract, in accordance with judicial rulings in the case, now govern performance by each of the parties. TGT has been paying the full contract price for gas deliveries subsequent to April 30, 1996.

         Prior to the April 18, 1996 decision by the Texas Supreme Court, the Company had restricted its capital spending budget to $70 million for 1996, an amount which was expected to be funded largely from cash flow and sale of nonstrategic assets. With the favorable decision, KCS has increased its capital expenditure budget to $100 million to accelerate its acquisition and development drilling programs.

Cash Flow From Operating Activities

         Net income adjusted for noncash charges was $36.5 million for the six months ended June 30, 1996 compared to $37.7 during the same period in 1995. Net cash provided by operating activities was $9.7 million during the current year six-month period compared to $13.5 million. This change resulted primarily from the timing of cash receipts and payments.

Investing Activities

         Capital expenditures for the six months ended June 30, 1996 were $28.2 million, of which $26.5 million was invested in oil and gas operations. These expenditures were financed principally with $16.4 million of proceeds from the sale of certain non-strategic oil and gas properties and internally generated cash. The 1996 capital spending program was initially restricted following the two significant acquisitions, completed in the fourth quarter of 1995, until completion of the note offering in late January 1996. With the completion of the note offering and the April 1996 decision of the Supreme Court of Texas, the Company plans to accelerate its acquisition and development drilling programs in the second half of 1996.

Debt Financing

         On January 25, 1996, the Company completed the private sale of $150 million principal amount of 11% Senior Notes due 2003. The net proceeds of approximately $145 million (after deducting expenses of the offering which were deferred and will be amortized over the term of the note) were utilized to reduce the outstanding indebtedness under bank credit facilities and to repay a note sold to a third party. See Note 3 to Condensed Consolidated Financial Statements in this Form 10-Q. At June 30, 1996 the Company had $34.6 million of availability under its existing credit facilities.

Equity Availability

         KCS has 5 million authorized but unissued shares of preferred stock and over 38.4 million shares of common stock available for future equity financing.

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

         Exhibit 27 - Financial Data Schedule.

         (b) Reports on Form 8-K.

            On April 18, 1996, the registrant reported the decision of the Texas Supreme Court regarding its previously disclosed litigation of an above-market-price, take-or-pay gas purchase agreement with Tennessee Gas Pipeline Company under Item 5 of Form 8- K.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                KCS ENERGY, INC.

      August 12, 1996                           /S/  HENRY A. JURAND
      ---------------                           --------------------
                                                Henry A. Jurand
                                                Vice President, Chief Financial
                                                 Officer and Secretary

                                EXHIBIT INDEX



EXHIBIT NO.                                     DESCRIPTION

  11                                  STATEMENT RE COMPUTATION OF PER
                                               SHARE EARNINGS


  27                                  FINANCIAL DATA SCHEDULE