Form 10-Q
period 1996-09-30
KCS ENERGY INC
filed 1996-11-14
CIK 832820

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

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

      Common Stock, $0.01 par value: 11,587,397 shares outstanding as of October 31, 1996.

                      KCS ENERGY, INC. AND SUBSIDIARIES
                  CONDENSED STATEMENTS OF CONSOLIDATED INCOME


                                                  Three Months Ended                 Nine Months Ended
                                                     September 30,                     September 30,
                                            -----------------------------     -----------------------------
(Thousands of Dollars) Unaudited                 1996             1995             1996             1995
--------------------------------            ------------     ------------     ------------     ------------
Revenue                                     $     73,560     $    109,679     $    316,604     $    332,274

Operating costs and expenses
      Cost of gas sales                           46,342           88,322          231,063          264,097
      Other operating and administrative           7,140            4,090           19,427           12,950
      Depreciation, depletion
          and amortization                        11,021           10,829           33,933           29,299
-----------------------------------------------------------------------------------------------------------
          Total operating costs
              and expenses                        64,503          103,241          284,423          306,346
-----------------------------------------------------------------------------------------------------------
          Operating income                         9,057            6,438           32,181           25,928
Interest and other income, net                     1,618              851            4,850            2,311
Interest expense                                  (4,518)          (1,862)         (13,858)          (4,912)
-----------------------------------------------------------------------------------------------------------
Income before income taxes                         6,157            5,427           23,173           23,327
Federal and state income taxes                     2,193            1,341            8,367            7,645
-----------------------------------------------------------------------------------------------------------
Net income                                  $      3,964     $      4,086     $     14,806     $     15,682
===========================================================================================================
Earnings per share of common
    stock and common stock
    equivalents                             $       0.33     $       0.35     $       1.25     $       1.33
===========================================================================================================
Average shares of common stock
    and common stock equivalents
    outstanding                               11,985,569       11,763,397       11,886,434       11,766,011
===========================================================================================================
Cash dividends per share                    $       0.03     $       0.03     $       0.09     $       0.09
===========================================================================================================

  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    September 30,  December 31,
(Thousands of Dollars) Unaudited                         1996          1995
--------------------------------                      ---------     ---------
Assets
------
Current assets
      Cash and cash equivalents                       $  53,597     $   5,846
      Trade accounts receivable, net                     39,146        58,052
      Receivable from Tennessee Gas                          --        56,437
      Other current assets                                5,939         4,156
-----------------------------------------------------------------------------
          Current assets                                 98,682       124,491
-----------------------------------------------------------------------------
Oil and gas properties, full cost
      method, net                                       206,308       204,958
Natural gas transportation systems, net                  22,296        22,345
Other property, plant and equipment, net                  2,979         2,013
-----------------------------------------------------------------------------
          Property, plant and equipment, net            231,583       229,316
-----------------------------------------------------------------------------
Investments and other assets                             10,887         6,802
-----------------------------------------------------------------------------
                                                      $ 341,152     $ 360,609
=============================================================================
Liabilities and stockholders' equity
------------------------------------
Current liabilities
      Accounts payable                                $  34,680     $  59,475
      Accrued liabilities                                 7,032         4,926
-----------------------------------------------------------------------------
          Current liabilities                            41,712        64,401
-----------------------------------------------------------------------------
Deferred credits and other liabilities                   33,298        29,103
-----------------------------------------------------------------------------
Long-term debt                                          149,830       165,529
-----------------------------------------------------------------------------
Stockholders' equity
      Common stock, par value $0.01 per
          share - authorized 50,000,000
          shares, issued 12,488,120 and
          12,379,885, respectively                          125           124
      Additional paid-in capital                         25,997        24,910
      Retained earnings                                  93,578        79,814
      Less treasury stock, 900,748 and
             892,748 shares, respectively, at cost       (3,388)       (3,272)
-----------------------------------------------------------------------------
          Total stockholders' equity                    116,312       101,576
-----------------------------------------------------------------------------
                                                      $ 341,152     $ 360,609
=============================================================================

  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS


                                                         Nine Months Ended
                                                            September 30,
                                                       ----------------------
(Thousands of Dollars) Unaudited                          1996         1995
--------------------------------                       ---------     --------
Cash flows from operating activities:
      Net income                                       $  14,806     $ 15,682
      Non-cash charges:
        Depreciation, depletion and amortization          33,933       29,299
        Other non-cash charges and credits, net            5,443        8,756
-----------------------------------------------------------------------------
                                                          54,182       53,737
      Net changes in assets and liabilities:
        Trade accounts receivable                         18,906         (714)
        Receivable from Tennessee Gas                     56,437      (32,613)
        Accounts payable and accrued liabilities         (22,689)       6,735
        Other, net                                        (1,709)       1,516
-----------------------------------------------------------------------------
Net cash provided by operating activities                105,127       28,661
-----------------------------------------------------------------------------
Cash flows from investing activities:
      Investment in oil and gas properties               (50,552)     (52,953)
      Proceeds from the sale of oil and
        gas properties                                    16,384        5,524
      Other capital expenditures                          (2,183)      (4,502)
-----------------------------------------------------------------------------
Net cash used in investing activities                    (36,351)     (51,931)
-----------------------------------------------------------------------------
Cash flows from financing activities:
      Proceeds from debt                                 165,145       51,369
      Repayments of debt                                (180,900)     (23,574)
      Deferred financing costs                            (5,200)        (602)
      Dividends paid                                      (1,042)      (1,033)
      Other, net                                             972          309
-----------------------------------------------------------------------------
Net cash provided by (used in) financing activities      (21,025)      26,469
-----------------------------------------------------------------------------
Net increase in cash and cash equivalents                 47,751        3,199
Cash and cash equivalents at beginning of period           5,846          988
-----------------------------------------------------------------------------
Cash and cash equivalents at end of period             $  53,597     $  4,187
=============================================================================

      The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. Interest payments were $10.9 million and $4.4 million for the nine months ended September 30, 1996 and September 30, 1995, respectively. Income tax payments were $4.5 million during the nine months ended September 30, 1996. No income tax payments were made during the nine months ended September 30, 1995.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    General

            The condensed interim financial statements included herein have been prepared by KCS Energy, Inc. ("KCS" or "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and reflect all adjustments which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair statement of the results for interim periods. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. Although KCS believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report to stockholders. Certain previously reported amounts have been reclassified to conform with current year presentations.

2.    Litigation

            The Company is currently selling natural gas from certain leases in the Bob West Field in south Texas to Tennessee Gas Pipeline Company ("Tennessee Gas") under an above-market price, take-or-pay contract ("Tennessee Gas Contract").

            On April 18, 1996 the Texas Supreme Court granted the petitioners request for a rehearing, withdrew its August 1, 1995 opinion and issued a new opinion in the previously disclosed litigation relating to the Tennessee Gas Contract. In its April 1996 opinion, the Texas Supreme Court affirmed the Company's position on all issues, stating that the price payable by Tennessee Gas escalates monthly in accordance with Section 102(b) (2) of the NGPA ($8.53 per MMBtu in September 1996 plus reimbursement of severance taxes); that KCS has the right to pool the leases; that Tennessee Gas has no legal or contractual right to question or determine whether certain leases are no longer committed to the Tennessee Gas Contract; and that the Tennessee Gas Contract is not an output contract governed by Section 2.306 of the Texas Uniform Commercial Code. Tennessee Gas filed a motion requesting another rehearing on June 3, 1996 and on August 16, 1996 the Texas Supreme Court denied Tennessee Gas' motion. On September 30, 1996 the Company recovered approximately $70 million that Tennessee Gas previously withheld under a series of interim agreements, which was the balance of the purchase price for production taken by Tennessee Gas from September 17, 1994 through April 30, 1996, plus interest as provided for in the Tennessee Gas Contract (the "Tennessee Gas Receivable"). The terms of the Tennessee Gas Contract, in accordance with judicial rulings in the case, now govern performance by each of the parties. Tennessee Gas has been paying the contract price for gas deliveries subsequent to April 30, 1996.

            See Note 7 to Consolidated Financial Statements of the Company's 1995 Annual Report to Stockholders for further information regarding the Tennessee Gas litigation.

                        KCS ENERGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            In a related matter, in April 1995, Tennessee Gas filed suit against the Company and its co-sellers in District Court in Zapata County, Texas, seeking a declaratory judgment that no more than 50% of the production from either of the jointly-owned Guerra "A" or Guerra "B" units is subject to the Tennessee Gas Contract, and claiming that the sellers are delivering in excess of such amounts. In another related matter, Tennessee Gas filed suit in November 1994, claiming that some of the natural gas taken under the Tennessee Gas Contract had been enriched by the Company, thereby depriving Tennessee Gas of its contractual right to reject natural gas that does not comply with contractual quality specifications. Each of these cases is still pending. The 1994 suit is scheduled for trial on November 18, 1996.

      Other Legal Proceedings

            As previously reported, the Company is a party to three lawsuits involving the holders of royalty interests on the acreage covered by the Tennessee Gas Contract. The Company is a co-plaintiff in the first of these lawsuits that was filed in Dallas, Texas and is a defendant in the other subsequently filed suits in Zapata County, Texas. The basis of these declaratory judgment actions is the royalty holders' claim that their royalty payments should be based on the price paid by Tennessee Gas for the natural gas purchased by it under the Tennessee Gas Contract. The Company has been paying royalties for this natural gas based upon the spot market price. Because the leases have market-value royalty provisions, the Company believes it is in full compliance under the leases with its royalty holders.

              The Company's position has recently been confirmed in the Dallas suit where the trial judge has granted the co-plaintiff's motion for summary judgment on this issue. In addition, the trial judge has granted summary judgment against the royalty owners with respect to their various counterclaims against the co-plaintiffs as concerns the jointly-owned Guerra "A" and Guerra "B" units. However, the royalty owners also counterclaimed against the Company with respect to the Jesus Yzaguirre unit, asserting that the largest lease contained therein had terminated in December 1975 and that certain of the royalty owners were entitled to the Tennessee Gas Contract price because of their execution of certain division orders in 1992 that allegedly varied the market-value royalty provision of their lease. The trial judge has not yet ruled on the parties' motions for summary judgment concerning these issues, although he has granted the Company's motion for summary judgment that the royalty holders' leases require that royalties be based upon the market value of the natural gas at the lease, not the price paid for the natural gas under the Tennessee Gas Contract.

            The Company is also a party to various other lawsuits and governmental proceedings, all arising in the ordinary course of business. Although the outcome of these proceedings cannot be predicted with certainty, management does not expect such matters to have a material adverse effect, either singly or in the aggregate, on the financial position of the Company.

                        KCS ENERGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.    Long-term Debt

            On January 25, 1996, the Company completed a private offering of $150 million senior notes at an interest rate of 11% due January 15, 2003 (the "Senior Notes"). The Senior Notes are noncallable for four years and are unsecured obligations of the Company. Prior to January 15, 1999, the Company may use proceeds from a public equity offering to redeem up to $35 million of the Senior Notes. The subsidiaries of the Parent have guaranteed the Senior Notes on a senior unsecured basis. The proceeds of approximately $145 million were used to reduce the amounts outstanding under other credit agreements.

            The Senior Notes contain certain restrictive covenants which, among other things, limit the Company's ability to incur additional indebtedness, require the repurchase of the Senior Notes upon a change of control and restrict the aggregate cash dividends paid to 50% of the Company's cumulative net income during the period beginning October 1, 1995. Additionally, the Master Note Facility, Receivables Facility and VPP Facility agreements summarized below were amended to permit the borrowers under the agreements to guarantee the Senior Notes and to remove restrictions on subsidiary dividends to KCS.

            On May 8, 1996, the Company commenced an offer ( The " Exchange Offer") of up to $150 million senior notes (the "Exchange Notes") in exchange for the outstanding Senior Notes, pursuant to a registration statement declared effective by the Securities and Exchange Commission on May 7. The Exchange Notes are identical in all material respects to the form and terms of the Senior Notes except for certain transfer restrictions and registration rights applicable to the Senior Notes. The Exchange Notes evidenced the same debt, and were issued under and entitled to the benefits of the same indenture, as the Senior Notes.

            At December 31, 1995, the Company maintained four separate bank credit facilities to support its operations. The Master Note Facility was utilized primarily to support the expansion of the Company's exploration and production and natural gas transportation businesses. The Company's natural gas marketing subsidiary had two credit facilities, the Receivable Facility and VPP Facility, which were used primarily for working capital purposes and to support the acquisition of oil and gas properties through volumetric production payments. The Company also had a Note Financing Agreement ("Note Financing") which was used to fund the Company's oil and gas property acquisitions and for general corporate purposes. The Note Financing was paid in full with the proceeds of the Senior Notes. In October 1996, the Company exercised its option to purchase the warrant issued in connection with the Note Financing.

             In July 1996, the Receivable Facility was paid in full and terminated. On September 25, 1996, the Company consolidated the Master Note Facility and the VPP Facility to create one revolving credit facility (the "Credit Facility"), which will mature on September 30, 2000. The credit facility is secured by the same collateral that was pledged to secure the Master Note and VPP facilities. The borrowing base under the Credit Facility is a function of the lender's determination of the value of the Company's oil and gas reserves, and is currently limited to $75 million under the terms of the Indenture governing the Senior Notes. As of October 31, 1996, $0.1 million was outstanding under the Credit Facility and $11.1 million was reserved pursuant to an existing

                        KCS ENERGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      letter of credit. The Credit Facility bears interest at a spread over the prime rate or LIBOR, determined each quarter based on the Company's consolidated debt-to-EBITDA ratio.

      See Note 4 to Consolidated Financial Statements of the Company's 1995 Annual Report to Stockholders for further information regarding these credit facilities.

4.    Recent Acquisition

            On October 17, 1996, the Company signed a letter of intent to acquire all of the outstanding stock of InterCoast Oil and Gas Company (formerly Medallion Production Company "Medallion"), GED Energy Services, Inc. and InterCoast Gas Services Company (collectively referred to as the "Medallion Acquisition"), indirect wholly-owned subsidiaries of the MidAmerican Energy Company ("MidAmerican"), and certain Section 29 tax credits, for a purchase price of approximately $219 million. MidAmerican, an electric and gas utility, was formed in 1995 as a result of the merger of Iowa-Illinois Gas and Electric Company and Midwest Resources Inc.

            Medallion's principal assets are 207.4 Bcfe of proved oil and gas reserves estimated as of June 30, 1996 by an independent reserve engineer, Ryder Scott Company, consisting of 166.6 Bcf of natural gas (80% of total proved reserves) and 6.8 MMbbls of oil and condensate. These reserves are located primarily in the Mid-Continent region encompassing west Texas, the Texas panhandle, northwest Oklahoma and north Louisiana. Proved developed reserves account for 88% of Medallion's total proved reserves and the average life at year-end 1995 was 8.0 years. The Medallion Acquisition will more than double the Company's reserve base and add substantial management and technical expertise, particularly in the new Mid-Continent core area. The Company anticipates that a definitive agreement will be signed on or about November 14, 1996. Closing of the acquisition is expected before the end of 1996.

5.    Proposed Common Stock Offering

            On November 5, 1996, the Company announced it has filed a registration statement with the Securities and Exchange Commission concerning the proposed public sale of three million shares of its common stock. Net proceeds to the Company will be used to repay a portion of the indebtedness expected to be incurred to finance the Medallion Acquisition.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      In the past year, several important developments have had and should continue to have a significant impact on the Company's financial condition and results of operations. In April 1996, the Texas Supreme Court withdrew its previous decision in the Tennessee Gas litigation and issued a new decision favorable to the Company's position. On August 16, 1996, the Texas Supreme Court denied Tennessee Gas' petition for a rehearing of the Company's case against it (see Note 2 to Condensed Consolidated Financial Statements) and on September 30, 1996, the Company received the full amount of the Tennessee Gas Receivable outstanding (approximately $70 million) at that date. The April 1996 decision by the Texas Supreme Court does not affect the earnings reported herein as the previously reported earnings already reflect the contract price. The decision does, however, have a significant effect on the Company's liquidity and capital resources and its ability to implement its strategies for future growth. See "Liquidity and Capital Resources." The Company is redeploying the significant cash flow from the Bob West Field to invest in drilling and other development and to pursue other oil and gas acquisitions in its three core operating areas and the VPP program.

        On October 17, 1996, the Company signed a letter of intent for the purchase of Medallion. The Company anticipates that a definitive agreement will be signed on or about November 14, 1996. The Company has also made two other significant acquisitions. In November 1995, the Company acquired substantially all of the oil and gas assets of Natural Gas Processing Company for a purchase price of approximately $33 million and in December 1995, the Company acquired
24.6 Bcfe of proved reserves in the northern and southern Niagaran Reef trend in Michigan for $31 million.

      These developments have transformed the Company from an enterprise dependent upon the Bob West Field and the Tennessee Gas Contract ( including the outcome of its case against Tennessee Gas) to a more diversified enterprise focusing on the acquisition and development of oil and gas assets located in three core operating areas- the Gulf Coast region, the Rocky Mountain region and the Mid-Continent region and on its VPP Program.

RESULTS OF OPERATIONS - CONSOLIDATED

      Net income for the three months ended September 30, 1996 was $4.0 million or $0.33 per share, compared to $4.1 million or $0.35 per share, for the same period a year ago. For the nine months ended September 30, 1996, net income was $14.8 million, or $1.25 per share, compared to $15.7 million or $1.33 per share, last year. Significantly higher oil and gas production, along with higher oil and gas prices in the current year periods for non-Tennessee Gas Contract sales were offset by lower production from properties covered by the Tennessee Gas Contract, higher interest costs and a higher effective income tax rate.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -BUSINESS SEGMENTS

      Segment information reflects volumes, revenues and expenses associated with transactions involving affiliates which are eliminated in consolidation.

OIL AND GAS EXPLORATION AND PRODUCTION

                                   Three Months Ended        Nine Months Ended
                                      September 30,             September 30,
                                  --------------------      -------------------
(Thousands of Dollars) Unaudited    1996        1995          1996        1995
--------------------------------  -------     --------      -------     -------
Revenue                           $25,978     $ 20,913      $79,051     $63,425
Production (lifting) costs          3,163        1,952        8,253       4,353
DD&A                               10,680       10,551       32,865      28,447
Other operating expenses            1,094         (100)       2,877       1,816
-------------------------------------------------------------------------------
Operating income                  $11,041     $  8,510      $35,056     $28,809
===============================================================================
Oil production (Mbbl)                 199           40          547         111
Natural gas production (MMcf):
      Tennessee Gas Contract        1,133        1,649        3,576       5,446
      Non-contract                  5,030        3,046       15,346       7,858
-------------------------------------------------------------------------------
          Total gas production      6,163        4,695       18,922      13,304
===============================================================================
Average sales price:
      Oil  (per bbl)              $ 21.00     $  17.28      $ 19.72     $ 17.53
      Gas (per Mcf)                  3.54         4.27         3.61        4.60

DD&A as a percent of revenue         41.1%        50.5%        41.6%       44.9%
===============================================================================

         Oil and gas production increased 49% to 7,357 MMcfe and 59% to 22,204 MMcfe for the three and nine months ended September 30, 1996, respectively, compared to the same periods a year ago. The current year increases in production resulted from newly added properties and reflects the Company's overall growth strategy to increase its percentage of non-Tennessee Gas Contract production. Non-Tennessee Gas Contract production accounted for 85% of total production during the 1996 three-month period and 84% for the 1996 nine-month period up from 67% and 61%, respectively, during the 1995 three and nine-month periods. Sales of gas production under the Tennessee Gas Contract decreased to 1,133 MMcf in the 1996 quarter, compared to 1,649 MMcf for the same period last year due mainly to normal production declines of the 50 wells drilled to date. For the nine months ended September 30, 1996 sales to Tennessee Gas decreased to 3,576 MMcf compared to 5,446 MMcf when Tennessee Gas took additional deliveries.

         Average natural gas prices were $3.54 and $3.61 for the three and nine months ended September 30, 1996, respectively, compared to $4.27 and $4.60 for the same periods a year ago. These decreases resulted from the decline in sales under the Tennessee Gas Contract, which more than offset the significant increase in non-Tennessee Gas Contract

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   production and higher average spot market prices. Average non-Tennessee Gas Contract gas prices were $2.23 and $2.29 during the 1996 three and nine-month periods, respectively, compared to $1.60 and $1.56 during the same periods last year. Gas sale prices under the Tennessee Gas contract, excluding severance tax reimbursements, were $8.53 and $8.38, respectively, during the current year three and nine-month periods compared to $7.97 and $7.84 during the same periods last year.

         The increases in costs and expenses were mainly attributable to the increase in production volume.

 NATURAL GAS TRANSPORTATION AND MARKETING


                                         Three Months Ended         Nine Months Ended
                                            September 30,             September 30,
                                       ---------------------     -----------------------
(Thousands of Dollars) Unaudited         1996         1995          1996          1995
--------------------------------       --------     --------     ---------     ---------
Revenue                                $ 47,727     $ 89,150     $ 238,254     $ 270,557
Cost of gas sales                        46,394       88,458       231,343       265,213
----------------------------------------------------------------------------------------
      Gross margin                        1,333          692         6,911         5,344
Depreciation                                314          261         1,007           803
Other operating expenses                  2,006        2,141         6,183         5,825
----------------------------------------------------------------------------------------
      Operating income                 $   (987)    $ (1,710)    $    (279)    $  (1,284)
========================================================================================
Transportation Volume (Bcf)                 5.9          7.0          20.1          19.4
Transportation Gross Margin per Mcf    $  0.215     $  0.127     $   0.186     $   0.159
========================================================================================
Marketing Volume (Bcf)                     16.1         58.1          87.2         167.1
Marketing Gross Margin per Mcf         $  0.005     $ (0.003)    $   0.036     $   0.014
========================================================================================

         The marketing operations had an operating loss of $1.4 million for the three months ended September 30, 1996 compared to $1.9 million for the same period a year ago. For the nine months ended September 30, 1996 the marketing operations lost $1.3 million compared to $2.3 million for the same period a year ago. The significant decline in marketed volumes and revenue during the 1996 periods reflect a strategic shift away from higher volume low margin "gas trading" activities and toward an emphasis on its core retail customer base. Coupled with higher natural gas prices in 1996, this resulted in the increases in gross margin per Mcf of marketing volumes.

         The natural gas transportation operations increased its operating income to $0.4 million for the current year quarter compared to $0.2 million for the same period a year ago. Operating income from this operation was $1.0 million in each of the nine-month periods ended September 30, 1996 and 1995. The increases in transportation volumes and gross margin per Mcf were offset by higher operating and maintenance expenses.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   INTEREST AND OTHER INCOME, NET

         Interest income accrued on the Tennessee Gas Receivable (see "Liquidity and Capital Resources") was $1.6 million and $4.7 million for the three months and nine months ended September 30, 1996, respectively compared to $0.8 million and $1.9 million during the same periods a year ago.

   INTEREST EXPENSE

         Interest expense was $4.5 million for the three months ended September 30, 1996 compared to $1.9 million for the three months ended September 30, 1995. For the nine months ended September 30, 1996 interest expense was $13.9 million compared to $4.9 million. The 1996 increases were due to higher average borrowings, along with higher average interest rates principally from the sale of 11% Senior Notes in January 1996. The Company did not collect the contract price from Tennessee Gas throughout 1995 and therefore increased its borrowings to expand its oil and gas exploration and production operations. These borrowings included approximately $64 million for the Rocky Mountain and Michigan acquisitions, completed during the fourth quarter of 1995.

   LIQUIDITY AND CAPITAL RESOURCES
   DECISION OF THE SUPREME COURT OF TEXAS

         The favorable decision by the Texas Supreme Court regarding the Tennessee Gas litigation in April 1996 (see Note 2 to Condensed Consolidated Financial Statements) significantly affected the Company's liquidity and capital resources. On August 16, 1996, the Court denied Tennessee Gas' petition for a rehearing, and on September 30, 1996, the Company received approximately $70 million, representing past underpayments (including interest and net of severance taxes and other payables related to the contract) that had accrued under the contract.

         The Company had been accruing an accounts receivable amount ( which included interest as provided for in the contract) due from Tennessee Gas that included the difference between the price that would have been paid for natural gas pursuant to the terms of the Tennessee Gas Contract and the amount actually paid for natural gas delivered from September 17, 1994 through April 30, 1996 pursuant to interim agreements whereby Tennessee Gas paid $3.00 per MMBtu for all natural gas purchased during that period. Tennessee Gas has been paying the contract price for natural gas deliveries subsequent to April 30, 1996 and is obligated to do so until the contract terminates in January 1999.

   CASH FLOW FROM OPERATING ACTIVITIES

         Net income adjusted for noncash charges was $54.2 million for the nine months ended September 30, 1996 compared to $53.7 during the same period in 1995. Net cash provided by operating activities was $105.1 million during the current year nine-month period compared to $28.7 million in the prior year period. This increase resulted primarily from the receipt of the Tennessee Gas Receivable on September 30, 1996 and, to a lesser extent, the timing of cash receipts and payments. See Note 2 to Condensed Consolidated Financial Statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   INVESTING ACTIVITIES

         Capital expenditures for the nine months ended September 30, 1996 were $52.7 million, of which $50.6 million were invested in oil and gas operations. Of that total, $30.2 million was for development drilling, $8.0 million for the purchase of proved reserves under the Company's VPP program and $12.4 million for lease acquisitions, seismic surveys and exploratory drilling. The expenditures were financed principally with internally generated cash and $16.4 million of proceeds from the sale of certain non-strategic oil and gas properties.

         The 1996 capital budget was increased to $100 million in August, after the Texas Supreme Court denied Tennessee Gas' petition for rehearing of the Court's April 1996 decision in the Tennessee Gas Contract litigation. The additional funds were allocated principally for development drilling in the Rocky Mountain region and for property acquisitions.

        On October 17, 1996, the Company signed a letter of intent for the purchase of Medallion. The Company anticipates that a definitive agreement will be signed on or about November 14, 1996. The Medallion Acquisition is anticipated to be funded by a cash payment of $214 million and warrants to purchase 435,000 shares of Common Stock. The Company expects to finance the cash portion of the purchase price by using its available cash, borrowings under the existing Credit Facility and borrowings under a new revolving credit agreement secured by the oil and gas assets acquired in the Medallion Acquisition and the capital stock of Medallion. See " Debt Financing." The net proceeds from the Company's proposed sale of the common stock offering would be used to reduce the amounts outstanding under these bank credit facilitates.

         Giving affect to the Medallion Acquisition, which is anticipated to close by year-end 1996, the Company expects to have made gross capital expenditures of approximately $310 million in 1996. Of that total, $219 million represents the Medallion Acquisition and the remaining $91 million is for exploration and development drilling on the Company's other properties and for oil and gas property acquisitions.

   DEBT FINANCING

        On January 25, 1996, the Company completed the sale of $150 million principal amount of 11% Senior Notes due 2003. The net proceeds of approximately $145 million (after deducting expenses of the offering which were deferred and will be amortized over the term of the Senior Notes) were utilized to reduce the outstanding indebtedness under existing bank credit facilities and to repay a note sold to a third party. Also during 1996, the Company consolidated its existing bank credit facilities into one Credit Facility as described below and intends to enter into an additional Revolving Credit Agreement to fund a portion of the purchase price for the Medallion Acquisition as described below.

  Credit Facility

         At December 31, 1995, the Company maintained four separate bank credit facilities to support its operations. The Master Note Facility was utilized primarily to support the expansion of the Company's exploration and production and natural gas transportation

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



   businesses. The Company's natural gas marketing subsidiary had two credit facilities, the Receivable Facility and the VPP Facility, which were used primarily for working capital purposes and to support the acquisition of oil and gas properties through volumetric production payments. The Company also had a Note Financing Agreement ("Note Financing") which was used to fund the Company's oil and gas property acquisitions and for general corporate purposes. In October 1996, the Company exercised its option to purchase the warrant issued in connection with the Note Financing. The Note Financing was paid in full with the proceeds of the Senior Notes.

         In July 1996, the Receivable Facility was paid in full and terminated. On September 25, 1996, the Company consolidated the Master Note Facility and the VPP Facility to create one revolving credit facility ( the "Credit Facility"), which will mature on September 30, 2000. The Credit Facility is secured by the same collateral that was pledged to secure the Master Note and VPP facilities. The borrowing base under the Credit Facility is a function of the lender's determination of the value of the Company's oil and gas reserves, and as of October 31, 1996, was limited to $75 million under the terms of the Indenture governing the Senior Notes. The Credit Facility bears interest at a spread over the prime rate or LIBOR, determined each quarter based on the Company's consolidated debt-to-EBITDA ratio. As of October 31, 1996, $0.1 million was outstanding under the Credit Facility and $11.1 million was reserved pursuant to existing letters of credit.

  Revolving Credit Agreement for Medallion Acquisition

        Simultaneously with the consummation of the Medallion Acquisition, the Company expects to enter into a new revolving credit agreement (" Revolving Credit Agreement") with a group of banks. Of the Revolving Credit Agreement's $150 million initial borrowing base, $45 million will be structured as a term loan with a maturity of April 1, 1998 and the remaining $105 million revolving loan will mature on September 30, 2000. The Company anticipates that, immediately following the Medallion Acquisition, $140 million will be outstanding under the Revolving Credit Agreement.

        The Company expects that obligations under the Revolving Credit Agreement will be secured by substantially all of the oil and gas assets of Medallion and a pledge of Medallion's capital stock. The Revolving Credit Agreement will permit the Company to borrow at interest rates based upon the banks' prime rate or LIBOR. The applicable spread over the prime rate or LIBOR will be determined each quarter based on the Company's consolidated debt-to-EBITDA ratio.

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

                   Exhibit 27 - Financial Data Schedule.

               (b) Reports on Form 8-K.

                        There were no reports on Form 8-K filed during the three
               months ended September 30, 1996.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        KCS ENERGY, INC.



November 12, 1996                            /S/ HENRY A. JURAND
-----------------                            -------------------
                                                 Henry A. Jurand
                                                 Vice President, Chief Financial
                                                  Officer and Secretary