Form 10-K405
period 1996-12-31
KCS ENERGY INC
filed 1997-03-31
CIK 832820

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
 ---     SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
     Title of Class                                     on which registered
     --------------                                     -----------------------
     COMMON STOCK, par value $0.01 per share            New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

     Title of class
     --------------
     COMMON STOCK, par value $0.01 per share

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                            YES: X           NO:
                                ----            ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.045 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10K.   X
                                   ----

The aggregate market value of the 12,771,838 shares of the Common Stock held by non-affiliates of the Registrant at the $35.875 closing price on February 28, 1997 was $458,189,668.

Number of shares of Common Stock outstanding as of the close of business in February 28, 1997: 14,604,272

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to Notice of and Proxy Statement for the 1997 Annual Meeting of Shareholders to the extent indicated herein.

                                KCS ENERGY, INC.

                                    FORM 10-K

                   Report for the Year Ended December 31, 1996

                                     PART I

Item 1.  Business.

     (a) General development of business

GENERAL

     KCS Energy, Inc. "KCS" or the "Company" is an independent oil and gas company primarily engaged in the acquisition, exploration, development and production of natural gas and crude oil. The Company was formed in 1988 in connection with the spin-off of the non-utility operations of NUI Corporation, a New Jersey-based natural gas distribution company that had been engaged in the oil and gas exploration and production business since the late 1960s. The Company's operations to date have been focused primarily on properties in the Onshore Gulf Coast region and since November 1995, the Rocky Mountain region. The Company augments its working interest ownership of properties with a volumetric production payment ("VPP") program to acquire oil and gas reserves from properties which to date have been located primarily in the Offshore Gulf Coast region and in the Niagaran Reef trend in Michigan.

     During the past fourteen months several important developments, including three significant acquisitions and the conclusion of a six-year legal battle, have occurred that have had, and will continue to have, a significant impact on the Company.

     On December 23, 1996, the Company and Tennessee Gas Pipeline Company ("Tennessee Gas") entered into a settlement covering all claims and litigation between them related to an above-market, take-or-pay contract ("Tennessee Gas Contract"). As part of the settlement, the Tennessee Gas Contract was terminated effective January 1, 1997, approximately two years prior to its expiration date, and the parties also agreed to the dismissal of the contract dispute that resulted in a November 1996 jury award to Tennessee Gas unfavorable to the Company. See Note 9 to Consolidated Financial Statements on page 38 of this Form 10-K.

     As of December 31, 1996, the Company completed the arrangements for the acquisition of InterCoast Oil and Gas Company (formerly Medallion Production Company and renamed KCS Medallion Resources, Inc.) and certain of its affiliates (the "Medallion Acquisition"), the Company's largest acquisition to date. The Medallion Acquisition expanded the Company's operations to include a third core operating area, the Mid-Continent region, encompassing west Texas, the Texas Panhandle, northwest Oklahoma and north Louisiana. In November 1995, the Company acquired substantially all of the oil and gas assets of Natural Gas Processing Company (the "Rocky Mountain Acquisition") and in December 1995, the Company acquired 24.6 Bcfe of proved reserves in the northern and southern Niagaran Reef trend in Michigan (the "Michigan Acquisition"). See Note 2 to Consolidated Financial Statements on page 31 of this Form 10-K for more information on these acquisitions.

     These developments have transformed the Company from an enterprise heavily dependent on the Bob West Field, from which natural gas was sold under the Tennessee Gas Contract, to a more diversified enterprise with three core operating areas - the Gulf Coast region, the Rocky Mountain region and the Mid-Continent region - and its VPP program.

     The Company also operates a natural gas transportation business and a natural gas marketing and services business, which together contributed approximately 2% of the Company's operating income during 1996. In

     February 1997, the Company entered into an agreement to sell its primary natural gas transportation asset, its Texas intrastate natural gas pipeline system, for $28 million in cash. During 1996, the Company scaled back its natural gas marketing and services operations and in December 1996 closed its Houston, Texas and Buffalo, New York marketing offices. With the Company's strategic focus on its oil and gas operations and the recent developments in its natural gas transportation and marketing operations, it is not expected that the natural gas transportation and marketing operations will make a significant contribution to the Company's consolidated results in 1997 and beyond.

     (b) Financial information about industry segments

     Three-year financial data by business segment is contained in Note 11 to the Consolidated Financial Statements on page 42 of this Form 10-K.

     (c) Narrative description of business

OIL AND GAS EXPLORATION AND PRODUCTION

     All of the Company's exploration and production activities are located within the United States. The Company competes with major oil and gas companies, other independent oil and gas concerns and individual producers and operators in the areas of reserve acquisitions and the exploration, development, production and marketing of oil and gas, as well as contracting for equipment and securing personnel. Oil and gas prices have historically been volatile and are expected to continue to be volatile in the future. Prices for oil and gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond the Company's control. These factors include political conditions in the Middle East and elsewhere, the foreign supply of oil and gas, the price of foreign imports, the level of consumer product demand, weather conditions, domestic and foreign government regulations and taxes, the price and availability of alternative fuels and overall economic conditions.

     One customer, Tennessee Gas, accounted for approximately 40% and 72% of the oil and gas exploration and production business' revenue and 11% and 14% of the Company's consolidated revenue for the years ended December 31, 1996 and 1995, respectively. No other single customer accounted for more than 10% of the Company's consolidated revenues in 1996 or 1995.

     Oil and gas exploration and production operations accounted for 27% of the Company's consolidated revenues and 98% of segment operating income for the year ended December 31, 1996.

Development and Production Activities

     During the three-year period ended December 31, 1996, the Company participated in the drilling of 118 development wells with a 93% success rate. During 1994 and 1995, a total of 45 wells were drilled with the majority of these wells being in the Bob West Field where 27 wells were drilled and completed with a 100% success rate. During 1996, the Company substantially increased its level of development drilling in areas other than the Bob West Field, drilling 67 wells and completing 59. In the Bob West Field, the Company drilled and completed six wells during 1996. The Company's activities are now focused on the Manderson Field in the Big Horn Basin of Wyoming, the Sweet Grass Arch area in Montana, the Langham Creek Area and Glasscock Ranch Field in Texas and the Laurel Ridge Field and the Tensas Parish Area in Louisiana.

     The Company has currently identified over 600 development drilling and recompletion locations, representing approximately a four-year inventory, and has initially budgeted $70 million for development activities in 1997. The Company plans to drill, recomplete or workover as many as 150 wells in 1997 and focus its development drilling program primarily on the Rocky Mountain and Onshore Gulf Coast regions discussed above and on the Sawyer Canyon Field and several other of Medallion's prospects in the west Texas, ArkLaTex, Anadarko and Arkoma areas located in the Mid-Continent region.

Exploration Activities

     During the three-year period ended December 31, 1996, the Company participated in the drilling of 70 exploratory wells with a 46% success rate. Discoveries included wells in the Bob West Field, Langham Creek Area and Laurel Ridge Field. During 1996, the Company participated in the drilling of 21 exploratory wells and completed six wells, two of which it operates. Discoveries in 1996 included the St. Jo prospect (now designated as the Aubrey and Wilsonia Fields) located in Tensas Parish, Louisiana, where seven successful wells were drilled and completed as of December 31, 1996.

     The Company's policy is to commit no more than 25% of its operating cash flow to exploration activities and generally no more than $750,000 for any single well. The company has established an initial budget of $25 million for exploration in 1997 and intends to participate in drilling a wide variety of prospects, including both low-risk and high-risk, high-potential prospects in order to maintain a balanced program with the potential for significant reserve additions.

     During 1997, the Company plans to participate in the drilling of up to 50 exploratory prospects and to continue 3-D and 2-D seismic data acquisition and analysis. Exploration activities will focus primarily on properties located in the onshore Gulf Coast regions of Texas and Louisiana and in the Rocky Mountains. The Company also intends to further analyze the undeveloped acreage it acquired in the Medallion Acquisition for possible exploration prospects and continue its participation in exploration prospects in Michigan, where a 3-D seismic program is currently under way.

Sale of Certain Properties

     In early 1996, the Company sold several non-strategic properties located in south Texas, including its interest in the San Salvador, Bloomberg and Birdie Fields, for a total sale price of $16.4 million. As of December 31, 1995, these properties had reserves attributable to them by an independent reserve engineer of 9.4 Bcf of natural gas and 63,000 barrels of oil. Prior to their sale, the properties contributed 232 Mcf of natural gas and 2,900 barrels of oil to the Company's production in 1996.

Volumetric Production Payment Program

     The Company augments its working interest ownership of properties with a VPP program, a method of acquiring oil and gas reserves scheduled to be delivered in the future at a discount to the current market price in exchange for an up-front cash payment. A VPP is comparable to a term royalty interest in oil and gas properties and entitles the Company to a priority right to a specified volume of oil and gas reserves scheduled to be produced and delivered over a stated time period. Although specific terms of the Company's VPPs vary, the Company is generally entitled to receive delivery of its scheduled oil and gas volumes at agreed delivery points, free of drilling and lease operating costs and, in certain cases, free of state severance taxes. The Company is not the operator of any of the properties underlying its VPPs, and it does not bear any development or lease operating expenses. After delivery of the oil or gas volumes, the Company sells such volumes to available markets. The Company believes that its VPP program diversifies its reserve base and achieves attractive rates of return while minimizing the Company's exposure to certain development, operating and reserve volume risks. Typically, the estimated proved reserves of the properties underlying a VPP are substantially greater than the specified reserve volumes required to be delivered pursuant to the production payment.

     Through December 31, 1996, the Company had invested $79 million under the VPP program and acquired proved reserves of 49 Bcf of gas and 1.4 million barrels of oil through 15 separate transactions. The Company has recovered more than $55 million in revenue from the sale of oil and gas acquired under the program, with 27.1 Bcf of gas and 1.1 million barrels of oil scheduled for future deliveries.

NATURAL GAS TRANSPORTATION AND MARKETING OPERATIONS

     At December 31, 1996, the major asset related to the Company's natural gas transportation operations was a 150-mile carbon steel intrastate pipeline system and related gathering facilities (the "Pipeline System") located north of Houston, Texas. In February 1997 the Company entered into an agreement to sell the Pipeline System, together with related marketing assets and a joint venture gathering system (see Note 13 to Consolidated Financial Statements on page 45 of this Form 10-K). The main line of the Pipeline System is approximately 80 miles long and consists of 12-inch pipe with a wall thickness of 0.25 inch. The remainder of the Pipeline System consists of lateral pipelines which connect to producing wells; interstate and intrastate pipelines; an electric generating plant; utility distribution systems; industrial and chemical facilities; a natural gas liquefaction facility and two storage fields. Diameters of these laterals range from 2 to 12 inches. The Pipeline System, which is connected to 13 intrastate and interstate pipelines, is pledged as collateral for a bank credit facility. The Company also owns 17 natural gas gathering systems (16 upon the consummation of the February 1997 sale) totaling more than 270 miles in Texas, Montana and Louisiana.

     Through its natural gas marketing and services operations, the Company buys and resells natural gas directly to industrial and commercial end users and also offers energy supply and transportation consulting services. During 1996, the Company served approximately 290 customers in the United States and Canada and bought natural gas from over 170 domestic and Canadian suppliers. It is the Company's policy to hedge or match any fixed price sales or purchase contract longer than 30 days. The Company utilizes the NYMEX natural gas futures contract and swaps as pricing and risk management tools. During 1996, the Company significantly scaled back its marketing operations and in December 1996, it closed its Houston, Texas and Buffalo, New York marketing offices.

     The Company's natural gas transportation and marketing operations compete with other pipeline and marketing companies for gas supplies and markets in a highly competitive business.

     For the year ended December 31, 1996, natural gas transportation and marketing operations accounted for 73% of the Company's consolidated revenue and 2% of segment operating income.

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

Seasonality

         Demand for natural gas and oil is seasonal, principally related to weather conditions and access to pipeline transportation.

Regulation

     General. The Company's business is affected by numerous governmental laws and regulations, including energy, environmental, conservation, tax and other laws and regulations relating to the energy industry. For example, state and federal agencies have issued rules and regulations that require permits for the drilling of wells, regulate the spacing and drilling of wells, prevent the waste of oil and gas reserves through proration, and regulate oilfield and pipeline environmental and safety matters. Changes in any of these laws and regulations could have a material adverse effect on the Company's business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to the Company, the Company cannot predict the overall effect of such laws and regulations on its future operations.

     The Company believes that its operations comply in all material respect with all applicable laws and regulations and that the existence and enforcement of such laws and regulations have no more restrictive effect on the Company's method of operations than on other similar companies in the energy industry.

     The following discussion contains summaries of certain laws and regulations and is qualified in its entirety by the foregoing.

     Regulation of the Sale and Transportation of Oil and Gas. Various aspects of the Company's oil and gas operations are regulated by agencies of the federal government. FERC regulates the transportation of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938 (the "NGA") and the Natural Gas Policy Act of 1978 (the "NGPA"). In the past, the federal government had regulated the prices at which the Company's produced oil and gas could be sold. Currently, "first sales" of natural gas by producers and marketers, and all sales of crude oil, condensate and natural gas liquids, can be made at uncontrolled market prices, but Congress could reenact price controls at any time.

     Within the past decade, the FERC has issued numerous orders and policy statements designed to create a more competitive environment in the national natural gas marketplace, including orders promoting "open-access" transportation on natural gas pipelines subject to the FERC's NGA and NGPA jurisdiction. The FERC's "Order 636" was issued in April 1992 and was designed to restructure the interstate natural gas transportation and marketing system and to promote competition within all phases of the natural gas industry. Among other things, Order 636 required interstate pipelines to separate the transportation of gas from the sale of gas, to change the manner in which pipeline rates were designed and to implement other changes intended to promote the growth of market centers. Subsequent FERC initiatives have attempted to standardize interstate pipeline business practices and to allow pipelines to implement market-based, negotiated and incentive rates. The restructured services implemented by Order 636 and successor orders have now been in effect for a number of winter heating seasons and have significantly affected the manner in which natural gas (both domestic and foreign) is transported and sold to consumers.

     Although Order 636 has generally been upheld in judicial appeals to date, petitions for court review are still pending and it is not possible to predict the ultimate outcome of such appeals or the effect, if any, of future restructuring orders or policies on the Company's operations. In addition, FERC has recently announced that it will convene in the near future a public conference to consider whether FERC's current approach to regulation of the natural gas industry should be changed and whether further refinements or changes to existing policies should be made in view of developments in the natural gas industry since Order 636 was originally issued. Although FERC has indicted that it remains committed to Order 636's "fundamental goal" of "improving the competitive structure of the natural gas industry in order to maximize the benefits of wellhead decontrol," the future regulatory goals and priorities of FERC may be altered as a result of such conference and related inquires. FERC's policies may also be impacted by the ongoing restructuring of the electric power industry pursuant to FERC Order No. 888.

     While Order 636 and related orders do not directly regulate either the production or sale of gas that may be produced from the Company's properties, the increased competition and changes in business practices within the natural gas industry resulting from such orders have affected the terms and conditions under which the Company markets and transports its available gas supplies. To date, the FERC's pro-competition policies have not materially affected the Company's business or operations. On a prospective basis, however, such orders may substantially increase the burden on producers and transporters to accurately nominate and deliver on a daily basis specified volumes of natural gas, or to bear penalties or increased costs in the event scheduled deliveries are not made.

     The FERC has also recently issued numerous orders confirming the sale and abandonment of natural gas gathering facilities previously owned by interstate pipelines and acknowledging that if the FERC does not have jurisdiction over services provided thereon, then such facilities and services may be subject to regulation by state authorities in accordance with state law. A number of states have either enacted new laws or are considering inadequacy of existing laws affecting gathering rates and/or services. Thus, natural gas gathering may receive greater regulatory scrutiny by state agencies in the future. The Company's gathering operations could be adversely affected should they be subject in the future to increased state regulation of rates or services, although the Company does not believe that it would be affected by such regulation any differently than other natural gas producers or gatherers. In addition, FERC's approval of transfers of previously-regulated gathering systems to independent or pipeline-affiliated gathering companies that are not subject to FERC regulation may affect competition for gathering or natural gas marketing services in areas served by those systems and thus may affect both the costs and the nature of gathering services that will be available to interested producers or shippers in the future. The effects, if any, of FERC's gathering policies on the Company's operations are uncertain.

     The Company's natural gas transportation and gathering operations are generally subject to safety and operational regulations relating to the design, installation, testing, constructing, operation, replacement and management of facilities and to state regulation of the rates of such service. To a more limited degree, a portion of the Company's transportation services may be subject to FERC oversight in accordance with the provisions of the NGPA. Pipeline safety issues have recently become the subject of increasing focus in various political and administrative arenas at both the state and federal levels. The Company believes its operations, to the extent they may be subject to current natural gas pipeline safety requirements, comply in all material respects with such requirements. The Company cannot predict what effect, if any, the adoption of additional pipeline safety legislation might have on its operations, but the natural gas industry could be required to incur additional capital expenditures and increased costs depending upon future legislative and regulatory changes.

     Sales of crude oil, condensate and natural gas liquids by the Company are not regulated and are made at market prices. The price the Company receives from the sale of these products is affected by the cost of transporting the products to market. Effective as of January 1, 1995, the FERC implemented regulations establishing an indexing system for transportation rates of oil pipelines, which would generally index such rates to inflation, subject to certain conditions and limitations. These regulations are subject to pending petitions for judicial review. The Company is not able to predict with certainty what effect, if any, these regulations will have on it, but other factors being equal, the regulations may tend to increase transportation costs or reduce wellhead prices under certain coditions.

     The Company also operates federal oil and gas leases, which are subject to the regulation of the United States Minerals Management Service ("MMS"). MMS recently issued a notice of proposed rulemaking in which it proposed to amend its regulations governing the calculation of royalties and the valuation of natural gas produced from federal leases. The principle feature in the amendments, as proposed, would establish an alternative market-index based method to calculate royalties on certain natural gas production sold to affiliates or pursuant to non-arm's-length sales contracts. The MMS proposed this rulemaking to facilitate royalty valuation in light of changes in the gas marketing environment. The Company cannot predict at this stage what action the MMS will take on these matters, nor can it predict at this stage of the rulemaking proceeding how the Company might be affected by amendments to the regulations.

     Additional MMS proposals and proceedings that might affect the oil and gas industry are pending before Congress, the FERC and the courts. The Company cannot predict when or whether any such proposals may become effective. In the past, the natural gas industry historically has been very heavily regulated. There is no assurance that the current regulatory approach pursued by the FERC will continue indefinitely into the future. Notwithstanding the foregoing, it is not anticipated that compliance with existing federal, state and local laws, rules and regulations will have a material or significantly adverse effect upon the capital expenditures, earnings or competitive position of the Company.

     Taxation. The operations of the Company, as is the case in the energy industry generally, are significantly affected by federal tax laws, including the Tax Reform Act of 1986. In addition, federal as well as state tax laws have many provisions applicable to corporations in general which could affect the potential tax liability of the Company.

     Operating Hazards and Environmental Matters. The oil and gas business involves a variety of operating risks, including the risk of fire, explosions, blow-outs, pipe failure, casing collapse, abnormally pressured formations and environmental hazards such as oil spills, natural gas leaks, ruptures and discharge of toxic gases, the occurrence of any of which could result in substantial losses to the Company due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. Such hazards may hinder or delay drilling, development and on-line production operations.

     Extensive federal, state and local laws and regulations govern oil and gas operations regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. These laws and regulations may require the acquisition of a permit before drilling commences, restrict or prohibit the types, quantities and concentration of substances that can be released into the environment or wastes that can be disposed of in connection with drilling and production activities, prohibit drilling activities on certain lands lying within wetlands or other protected areas and impose substantial liabilities for pollution or releases of hazardous substances resulting from drilling and production operations. Moreover, state and federal environmental laws and regulations may become more stringent.

     The Company owns, leases, or operates properties that have been used for the exploration and production of oil and gas, and owns and operates a natural gas pipeline and natural gas gathering systems. Hydrocarbons, mercury, polychlorinated biphenyls ("PCBs") or other wastes may have been disposed of or released on or under the properties owned, leased, or operated by the Company or on or under other locations where such wastes have been or are taken for disposal, although the Company has no knowledge of any such occurences . The Company's properties and any wastes that may have been disposed thereon may be subject to federal or state environmental laws that could require the Company to remove the wastes or remediate any contamination identified on the Company's properties.

     The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the original conduct, on certain classes of persons who are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances.

     Legislation has been proposed in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as "hazardous wastes," which would make the reclassified wastes subject to much more stringent handling, disposal and cleanup requirements. If such legislation were to be enacted, it could have a significant impact on the operating costs of the Company, as well as the oil and gas industry in general. Also under consideration at the federal level are laws and regulations that would require owners and operators of oil and gas facilities to meet an environmental "financial responsibility requirement" (with current proposals ranging from $35 million to $150 million) that could have a significant adverse impact on small oil and gas companies like KCS.

     A catastrophic discharge of hydrocarbons into the environment could, to the extent such event is not insured, subject the Company to substantial expense.

     In addition, the disposal of wastes containing naturally occurring radioactive material which are commonly generated during oil and gas production are regulated under state law. Typically, wastes containing naturally occurring radioactive material can be managed on-site or disposed of at facilities licensed to receive such waste at costs that are not expected to be material.

Employees

     The Company and its subsidiaries employed a total of 209 persons on December 31, 1996. Of these, 157 performed duties for the oil and gas exploration and production operation; 39 for the natural gas transportation and marketing operations; and 13 at the parent company.

Item 2. Properties.

WORKING INTEREST OIL AND GAS PROPERTIES

         The following table sets forth data as of December 31, 1996 regarding the number of gross producing wells and the estimated quantities of proved oil and gas reserves attributable to the Company's principal properties in which it owns working interests.

                                                    ESTIMATED PROVED RESERVES
                                                    -------------------------
                                GROSS
                              PRODUCTIVE   OIL   NATURAL GAS  TOTAL
                                WELLS    (Mbbls)   (MMcf)    (MMcfe)  % OF TOTAL
                                -----    -------   ------    -------  ----------
Property/Area
-------------
Onshore Gulf Coast:                50        --    23,020    23,020         7%
  Bob West Field                   12       194    16,289    17,451         6
  Langham Creek Area                2        71     1,329     1,756         1
  Laurel Ridge Field               10        70     2,863     3,282         1
  Glasscock Ranch  Field            7       228     2,512     3,878         1
  Tensas Parish Area
  Others                          200       422    10,032    12,566         4
------------------------------------------------------------------------------
             Subtotal             281       985    56,045    61,953        20
Rocky Mountain:
  Big Horn Basin
    Manderson Field                32     3,574    13,027    34,469        11
    Others                        325     1,303     4,136    11,956         4
  San Juan Basin                   49        --     9,944     9,945         3
  Wind River Basin                 22        91     4,402     4,949         1
  Sweet Grass Arch                209       475       130     2,982         1
  Green River Basin                24        36     3,626     3,840         1
  Others                            2        15        10        96        --
------------------------------------------------------------------------------
            Subtotal              663     5,494    35,275    68,237        21

Michigan Niagaran Reef Trend       30       232     3,179     4,570         1

Medallion Acquisition
  Sawyer Canyon Field             342        65    51,344    51,734        16
  ArkLaTex Area                   193       872    26,655    31,884        10
  Anadarko Basin                  372       472    21,957    24,786         8
  Rocky Mountain                  913     2,135    13,097    25,910         8
  Gulf Coast and South Texas       86       865    12,932    18,122         5
  Offshore Gulf of Mexico          53       393     9,403    11,761         4
  California                       38     1,758     1,577    12,125         4
  Others                           67     1,296     3,355    11,136         3
------------------------------------------------------------------------------
             Subtotal           2,064     7,856   140,320   187,458        58
------------------------------------------------------------------------------
             Total              3,038    14,567   234,819   322,218       100%
==============================================================================

     Set forth below are descriptions of certain of the Company's significant oil and gas producing properties and those targeted for significant drilling activity in 1997.

ONSHORE GULF COAST PROPERTIES

     Bob West Field. The Company has interests in approximately 863 gross (599 net) acres in this field located in Zapata and Starr Counties, Texas. The field produces natural gas from a series of 20 different Upper Wilcox sands with formation depths ranging from 9,500 to 13,500 feet that require stimulation by hydraulic fracturing to effectively recover the reserves. Because the majority of this field is situated under Lake Falcon on the Rio Grande River, most wells were drilled directionally under the lake from common lakeshore drill sites. The Company owns interests in two principal areas in the Bob West Field. Prior to the termination of the Tennessee Gas Contract effective January 1, 1997, substantially all of this natural gas production was covered by the contract. See Note 9 to the Consolidated Financial Statements on page 38 of this Form 10-K.

     With the termination of the Tennessee Gas Contract, the Company has the equivalent of a 12.5% working interest in all production from the Guerra "A" and Guerra "B" units. As of December 31, 1996, these units contained 33 producing wells.

     The Company also owns a 100% working interest in and operates 17 wells in the Falcon/Bob West Field. Substantially all of this acreage was covered by the Tennessee Gas Contract.

     Langham Creek Area. This area is comprised of the Cypress, Cypress Deep and Langham Creek Fields in western Harris County, Texas, where the Company has non-operated interests in 7,763 gross (3,511 net) acres. Multiple horizons in this area produce oil and gas from Eocene age sandstones in the Yegua formation from 6,000 to 7,500 feet and in the Wilcox formation from 9,000 to 13,000 feet.

     The Company owns working interests varying from 22% to 65% in 12 wells in this area, representing an average net revenue interest of approximately 33%. The geological and geophysical evidence indicates the potential for as many as six to nine additional drilling locations, with the upper Wilcox sands as the primary target.

     Laurel Ridge Field. The Company is the operator of this field located in Iberville Parish, Louisiana and has a 26% net revenue interest in 3,773 gross (1,320 net) acres around two discovery wells. The #1 Claiborne Plantation was completed in August 1995 in the Cibicides hazzardi (Frio) sand and the second discovery, the #2 Claiborne Plantation, was completed in December 1995 in the shallower Miogyp (Frio) formation. Based on the results of the first two discovery wells and 2-D seismic surveys, the Company drilled two additional step-out wells in July and October 1996 which were temporarily abandoned. The Company has deferred future development until the completion of a 3-D seismic survey.

     Glasscock Ranch Field. This field is located in Colorado County, Texas. The Company and its partners leased approximately 2,800 acres and in 1994 drilled and completed the #5 Glasscock well as a natural gas well in the upper portion of the lower Wilcox sand section, a new reservoir for the field. The Company has recently increased its working interest to approximately 85% and plans to implement a development drilling program for 1997.

     Tensas Parish Area. The Company currently has leases or options covering 32,300 acres in this area and in mid-1996 initiated an exploration and development drilling program in its St. Jo (now referred to as the Aubrey and Wilsonia Fields), Barfield and Chicago Mills prospects. The Company currently owns a 100% working interest in these three prospects. Of the eight wells drilled in 1996 in the Aubrey and Wilsonia Fields, seven were completed and one was a dry hole. Six of the completed wells targeted the lower Tuscaloosa at a depth of approximately 8,300 feet and one well targeted the Wilcox at a depth of 3,200 feet. The Company plans to drill as many as four additional wells in these fields during 1997.

     The Company has 2,300 acres under lease in its Barfield prospect and has completed a six square mile 3-D seismic survey on the prospect. Three recent exploration wells were dry, but provided the Company with additional data on the geology and geophysics of the prospect. A 12,500 foot well to test the James Lime / Pettet Limestone reef is in the planning stage.

         The Company has taken options on or leased approximately 27,000 acres in its Chicago Mills Prospect. A 26-square mile 3-D seismic survey has been completed on a portion of the optioned acreage and resulted in the leasing of 9,900 acres. The Company has plans to drill four exploratory wells in 1997 to test seven different prospects delineated by the seismic data. The remainder of the optioned acreage is scheduled for evaluation using 3-D seismic covering a 29-square mile area beginning in early 1997.

Rocky Mountain Properties

     Big Horn Basin. This basin is located in north central Wyoming encompassing parts of Washakie, Big Horn, Hot Springs and Park counties. The Company currently has lease holdings on 101,487 gross (86,264 net) acres. The Company operates 370 wells and has additional interests in 252 non-operated wells in a total of 20 fields. The major producing properties in the basin are the Manderson Field that produces oil and gas at depths from 4,500 to 8,000 feet, the Golden Eagle Field which produces oil and gas at depths from 3,200 to 10,000 feet, the 14-Mile Field that produces oil and gas at depths from 6,000 to 11,000 feet, the Grass Creek Field that produces oil and gas at depths from 2,400 to 7,000 feet and the Sellers Draw Field that produces natural gas at depths from 15,000 to 20,000 feet.

     The Manderson Field is located on a northwest-southeast trending anticlinal nose in the Big Horn Basin. The Company has expanded its holdings in the field from approximately 7,500 acres obtained in the Rocky Mountain Acquisition to more than 22,000 acres and owns a 100% working interest. The field has multiple reservoirs that are producing or potentially productive: the Phosphoria Dolomite, the Lakota sands, the Dakota sands, the Muddy sands, the Octh Louie sands, and the Frontier sands.

     The Manderson Field was discovered in 1951 and 16 wells targeting the Phosphoria Dolomite were drilled primarily using 640-acre spacing from 1951 to 1954. Another well drilled in 1990 tested gas in the Phosphoria but was recompleted to the Muddy sands as a natural gas producer due to the high percentage of hydrogen sulphide present in the Phosphoria formation.

     During 1996, the Company drilled 23 wells in the field, targeting the Phosphoria Dolomite at a depth of approximately 7,500 feet. As of year-end 1996, 16 of the wells have been completed at an average cost of approximately $550,000, and have tested at rates ranging from 200 to 1,900 barrels of oil per day and from 450 to 4,000 Mcf of sour gas per day. The remaining seven wells are awaiting completion.

     Daily production from the field has been constrained due to limitations imposed by the State of Wyoming and the federal government on the amount of sour gas, which contains toxic hydrogen sulfide, that can be flared. In late December 1996, KCS began start-up operations of a gas reinjection system designed as an interim measure to reinject sour gas and allow for increased oil production. Severe winter weather, delays in obtaining permits, and down hole pressure constraints in the initial injection well have limited the system's full implementation. To alleviate the pressure constraints, permits for a second injection well have been applied for. In addition, a pipeline is currently being constructed to a treatment facility owned by a third-party, which could process up to an additional 2,500 Mcf per day of KCS' sour gas.

     The Company's own treatment plant should be completed in April 1997 and should allow the treated gas to be marketed, with the acid gas being reinjected into a disposal well. Combined, the KCS treatment plant, the gas reinjection system and the available capacity of the third-party treatment facility should provide sufficient gas-handling capacities for at least 20,000 Mcf of gas per day, which would allow for growth in production of up to 10,000 barrels of oil per day. However, there can be no assurance that this level of production will be achieved. A second module for the Company's treatment plant is planned for service in late 1997.

     In 1997, the Company plans to drill 27 wells targeting the Phosphoria. Based on current plans using 160-acre spacing per well, as many as 150 wells will be required to fully exploit the Phosphoria in the current acreage holdings. Preliminary tests indicate that 80-acre spacing may be required to efficiently drain the reservoir, indicating that substantial additional drilling opportunities may exist. KCS currently has two rigs drilling to the Phosphoria and one rig drilling to test the other formations. Ten wells targeting the other sands are planned for 1997. Drilling results to date, coupled with the acquisition of additional seismic data, indicate that the field has very significant potential.

     Sweet Grass Arch. The Company has an interest in 79,539 gross (57,904 net) acres in this major producing area located in Toole County, Montana. The Company currently operates 202 wells and has interests in six non-operated wells in the area. The most important oil producing property in the area is the Homestake Field, where the Company currently operates 67 wells. The Homestake Field produces from the Sunburst sand at depths ranging from 1,400 to 1,700 feet. Discovered in 1922, the field was actively developed during the 1936-1941 period and again in the mid-1960s. During that latter period, a waterflood project was initiated with little success due primarily to lack of wellbore integrity. During the late 1980s, two new wells were drilled in an attempt to revive the field again with little success because of poor completion techniques. The Company has begun an active development program designed to improve wellbore integrity, utilize state-of-the-art completion techniques and redesign the secondary recovery project. The Company initiated the program in September 1996 and during 1996 drilled 16 wells. Of these, eight wells have been completed, tied into facilities and tested at a combined rate of 500 barrels of oil per day. The recent drilling activity is believed to have substantially increased the productive area of the field. The Company plans to drill an additional 15 wells in the Homestake Field in 1997. In addition to the existing production, the Company owns five natural gas gathering systems consisting of approximately 200 miles of pipeline that currently gathers approximately 1,700 Mcf per day of third-party natural gas.

Medallion Acquisition Properties

     Sawyer Canyon Field. Medallion's holdings in the Sawyer Canyon Field, located in Sutton County, Texas, were purchased in April 1996 from Enron Oil & Gas Company. Medallion owns interests in 342 gross (306 net) wells, of which it operates 329 gross (306 net) wells. Medallion's average working interest in this field is 89%, and its leasehold position consists of approximately 34,887 gross (34,053 net) acres.

     The main producing formation in the Sawyer Canyon Field in the Canyon sandstone at a depth of approximately 5,500 feet. Natural gas in the Canyon formation is stratigraphically trapped in the lenticular sandstone reservoirs. A typical Sawyer Canyon Field well encounters multiple productive reservoirs within the 800 to 1,400 foot thickness of the Canyon formation. These Canyon reservoirs tend to be discontinuous and generally exhibit lower porosity and permeability, characteristics which reduce the area that can be effectively drained by a single well to units as small as 40 acres.

     ArkLaTex Area. Medallion's reserve holdings in the ArkLaTex Area are located primarily in Bossier, Claiborne, Lincoln, and Union Parishes in north Louisiana. Medallion owns an interest in 193 gross (64 net) wells of which 43 gross (37 net) wells are operated by the Company. Medallion's average working interest in its ArkLaTex Area operated wells is approximately 86%. Production in the ArkLaTex Area is primarily from the Hosston, Cotton Valley and Haynesville formations of Cretaceous and Jurassic age at depths of 5,500 to 10,000 feet. These formations are lower permeability sandstones which were developed on 640-acre spacing and require advanced fracture stimulations to drain the reserves in place adequately.

     Medallion's largest concentration of reserves in the ArkLaTex Area is in the Elm Grove Field, Bossier Parish, Louisiana. Production from the Elm Grove Field is primarily natural gas from the Hosston and Cotton Valley formations at depths of 7,000 to 9,600 feet. Medallion owns an interest in 39 gross (25 net) wells, of which 28 gross (25 net) wells are operated by Medallion. Medallion's operated leasehold position consists of approximately 5,760 gross (5,649 net) acres. Since Medallion acquired its first interest in the Elm Grove Field in 1994, it has drilled 11 productive development wells, recompleted several of the existing wells to access behind pipe reserves and discovered a deeper productive zone not previously produced in the field.

     Anadarko Basin Area. Medallion's Anadarko Basin properties are located in northwest Oklahoma and the Texas panhandle. Medallion owns an interest in 372 gross (102 net) wells, of which it operates 154 gross (83 net) wells.

     The majority of the Medallion's properties in this area are located on the Northern Shelf and predominately produce natural gas from various formations of Pennsylvanian and Pre-Pennsylvanian age at depths of 7,000 to 12,000 feet. Medallion's Mills Ranch Field, operated by Chevron, is in the deeper part of the basin with production from depths of 10,000 to 20,000 feet. Pre-Pennsylvanian reservoirs include the Mississippi, Chester and Hunton formations and are typically fractured carbonates. Pennsylvanian reservoirs include the Redfork, Atoka and Morrow sandstones.

VOLUMETRIC PRODUCTION PAYMENT AND UNDERLYING PRINCIPAL PROPERTIES

     The following table shows, as of December 31, 1996 the oil and gas deliveries to the Company that are scheduled to be made pursuant to its VPP program over the period 1997 through 2007.

                                                                                CUMULATIVE
                                     NATURAL GAS       OIL          TOTAL          TOTAL
PERIOD                                 (MMcf)        (Mbbls)       (MMcfe)        (MMcfe)
------                                 ------        -------       -------        -------
1997.........................          12,757           325        14,707         14,707
1998.........................           6,796           242         8,248         22,955
1999.........................           2,353           146         3,229         26,184
2000.........................           1,425           108         2,073         28,257
2001.........................           1,175            75         1,625         29,882
2002 - 2007..................           2,639           179         3,713         33,595

     The properties underlying the volumetric production payment program are primarily located in two major regions, the Gulf Coast and the Niagaran Reef trend in northern and southern Michigan.

Gulf Coast Properties

     The Company's Gulf Coast properties are located in 16 blocks offshore Louisiana and Alabama and one onshore Texas well. The leases offshore Louisiana, in the federal waters, deliver the predominant oil and gas volumes under the Company's VPP program. As of December 31, 1996, proved reserves attributable to all Gulf Coast properties from which KCS will receive its VPP volumes were 40,587 MMcf and 240 Mbbls. Pursuant to its agreements, the Company received 11,061 MMcf in 1996 and is scheduled to receive 10,168 MMcf and 77 Mbbls in 1997 and 4,574 MMcf and 47 Mbbls in 1998.

Niagaran Reef Trend Properties in Michigan

     The Company's northern and southern Niagaran Reef trend properties, located in Michigan, were acquired in December 1995. The VPP program reserves are expected to be produced largely from an existing group of 89 wells located in 49 fields. Additional reserves available to support the production payment may be derived from a series of recompletions scheduled during 1997 and from certain reserves to be developed by the operator in an area of mutual interest covering the Niagaran Reef trend pursuant to an exploration program with a third party. The Niagaran Reef reservoirs are typically found at depths between 4,000 and 6,500 feet. An independent petroleum engineer estimated at December 31, 1996 that 12,725 MMcf and 868 Mbbls were attributed to the operator's interest in these properties to support the production payment, with approximately 80% of the reserves attributable to 17 wells. Of the remaining 11,060 MMcf and 803 Mbbls to be delivered under the volumetric production payment, the Company was scheduled to receive 2,476 MMcf and 205 Mbbls in 1997, with the balance to be delivered between 1998 and 2006.

OIL AND GAS RESERVES

     All information in this Form 10-K relating to estimates of the Company's proved reserves not associated with the volumetric production payment program is based on reports prepared by independent petroleum engineers (principally Ryder Scott Company, R.A. Lenser and Associates, Inc. and H. J. Gruy and Associates, Inc.) each in accordance with the rules and regulations of the Securities and Exchange Commission. These independent reserve engineers' estimates were based upon a review of production histories and other geologic, economic, ownership and engineering data provided by the Company or third party operators.

     The following table sets forth, as of December 31, 1996, summary information with respect to (i) the estimates made by the independent reserve engineers of the Company's proved oil and gas reserves attributable to working interests and (ii) the reserve amounts contracted for pursuant to the agreements relating to volumetric production payments. The present value of future net revenues in the table should not be construed to be the current market value of the estimated oil and gas reserves owned by the Company.

                                                               DECEMBER 31, 1996
                                                               -----------------
PROVED RESERVES:
Oil (Mbbls) ...................................................      14,631
Natural gas (MMcf) ............................................     268,025
          Total (MMcfe) .......................................     355,813

Future net revenues ($000s) ...................................    $849,265
Present value of future net revenues ($000s) ..................    $557,612

PROVED DEVELOPED RESERVES:
Oil (Mbbls) ...................................................      12,133
Natural gas (MMcf) ............................................     236,454
          Total (MMcfe) .......................................     309,252
Future net revenues ($000s) ...................................    $750,990
Present value of future net revenues ($000s) ..................    $494,240

     There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and future amounts and timing of development expenditures, including underground accumulations of crude oil and natural gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Estimates of proved undeveloped reserves are inherently less certain than estimates of proved developed reserves. The quantities of oil and gas that are ultimately recovered, production and operating costs, the amount and timing of future development expenditures, geologic success and future oil and gas sales prices may all differ from those assumed in these estimates. In addition, the Company's reserves may be subject to downward or upward revision based upon production history, purchases or sales of properties, results of future development, prevailing oil and gas prices and other factors. Therefore, the present value shown above should not be construed as the current market value of the estimated oil and gas reserves attributable to the Company's properties.

     In accordance with SEC guidelines, the estimates of future net revenues from the Company's proved reserves and the present value thereof are made using oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including, in the case of natural gas contracts, the use of fixed and determinable contractual price escalations. Other than gas sold under contractual arrangements including swaps, futures contracts and options, gas prices were $3.54 per Mcf and oil prices were $22.45 per bbl at December 31, 1996. The prices for natural gas and, to a lesser extent, oil, are subject to substantial seasonal fluctuations, and prices for each are subject to substantial fluctuations as a result of numerous other factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ACREAGE

     The following table sets forth certain information with respect to the Company's developed and undeveloped leased acreage as of December 31, 1996. The leases in which the Company has an interest are for varying primary terms, and many require the payment of delay rentals to continue the primary term. The leases may be surrendered by the operator at any time by notice to the lessors, by the cessation of production, fulfillment of commitments, or by failure to make timely payments of delay rentals. Excluded from the table are the Company's interests in the properties subject to volumetric production payments.


                                  DEVELOPED ACRES            UNDEVELOPED ACRES
                               ---------------------       ---------------------
                                GROSS          NET          GROSS          NET
                               -------       -------       -------       -------
Texas ..................       129,167        70,109        38,303        19,544
Wyoming ................        90,867        76,979        77,899        72,184
Montana ................        78,773        48,614        26,267        19,602
Oklahoma ...............        48,537        25,508        12,111         8,022
Louisiana ..............       107,546        22,310        44,444        38,090
Colorado ...............        27,255        10,448         1,459         1,140
Michigan ...............            --            --         5,237           903
North Dakota ...........         7,626         5,563        27,807        23,518
Utah ...................        44,309         1,903            --            --
Other ..................        10,967         5,850         2,514         2,285
                               -------       -------       -------       -------
          Total ........       545,047       267,284       236,041       185,288
                               =======       =======       =======       =======

DRILLING ACTIVITIES

     All of the Company's drilling activities are conducted through arrangements with independent contractors. Certain information with regard to the Company's drilling activities during the years ended December 31, 1994, 1995 and 1996, is set forth below.

                                               YEAR ENDED DECEMBER 31,
                                ------------------------------------------------
                                     1996              1995              1994
TYPE OF WELL                    GROSS    NET      GROSS    NET      GROSS    NET
------------                    -----    ---      -----    ---      -----    ---
Development:
  Oil                             43    40.9         1     0.4        --      --
  Natural gas                     22    10.9        19     7.4        25    12.8
  Non-productive                   8     5.8        --      --        --      --
                                ----    ----      ----    ----      ----    ----
          Total                   73    57.6        20     7.8        25    12.8
                                ====    ====      ====    ====      ====    ====
Exploratory:
  Oil                              1     1.0         1     0.4         2     1.4
  Natural gas                      5     3.0        12     4.3        11     2.6
  Non-productive                  15    10.5         8     5.3        15     4.1
                                ----    ----      ----    ----      ----    ----
          Total                   21    14.5        21    10.0        28     8.1
                                ====    ====      ====    ====      ====    ====

     At December 31, 1996, the Company was participating in the drilling or completion of 15 gross (8.5 net) wells.

PRODUCTION AND SALES

     The following table presents certain information with respect to oil and gas production attributable to the Company's properties, average sales prices and average production costs during the three years ended December 31, 1996, 1995 and 1994.

                                                                         YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------------------
                                                       1996                  1995                  1994
                                                    ----------            ----------            ----------
Net natural gas produced (MMcf):
  Tennessee Gas contract                                 4,645                 6,924                 6,851
  Other                                                 20,936                12,205                 4,453
                                                    ----------            ----------            ----------
          Total                                         25,581                19,129                11,304
Average natural gas sales price ($ per Mcf):
  Tennessee Gas contract                            $     8.40            $     7.90            $     7.49
  Other                                             $     2.35            $     1.62            $     1.81
  Average                                           $     3.61            $     4.29            $     5.54
Net oil produced (Mbbls)                                   758                   196                   211
Average oil sales price ($ per bbl)                 $    20.69            $    17.28            $    15.16
Gas equivalents produced (MMcfe)                        30,129                20,305                12,570
Average lifting costs ($ per Mcfe)                  $     0.39            $     0.33            $     0.56

Other Facilities

     Principal offices of the Company and its operating subsidiaries are leased in modern office buildings in Edison, New Jersey (10,000 square feet), Houston, Texas (25,000 square feet) and Tulsa, Oklahoma (17,000 square feet). In Worland, Wyoming, the Rocky Mountain operations are based in a 10,000 square foot Company-owned facility and in Conroe, Texas, the intrastate transmission system operations are based in an 1,800 square foot Company-owned facility.

     The Company believes that all of its property, plant and equipment are well maintained, in good operating condition and suitable for the purposes for which they are used.

Forward-Looking Statements and Risk Factors

     Current and prospective stockholders should carefully consider the following risk factors in evaluating an investment in the Company. The information discussed herein includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included herein regarding planned capital expenditures, increases in oil and gas production, the number of anticipated wells to be drilled after the date hereof, the Company's financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties, and the Company can give no assurance that such expectations will prove to have been correct. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the timing and success of the Company's drilling activities, the volatility of prices and supply and demand for oil and gas, the numerous uncertainties inherent in estimating quantities of oil and gas reserves and actual future production rates and associated costs, the usual hazards associated with the oil and gas industry (including blowouts, cratering, pipe failure, spills, explosions and other unforeseen hazards), and increases in regulatory requirements, some of which risks (as well as others) are described more fully elsewhere in this report.

     All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirely by such factors.


Item 3.  Legal Proceedings.

     Information with respect to this Item is contained in Note 9 to the Consolidated Financial Statements on pages 38 through 40 of this Form 10-K.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the three months ended December 31, 1996.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters.

     The Company's Common Stock is traded on the New York Stock Exchange. Listed below are the high and low closing sales prices for the periods indicated:

                                                       1996
                       ---------------------------------------------------------------------
                         Jan. - Mar.       Apr. - June      July - Sept.     Oct. - Dec.
 Market Price
 High                           $15.75             $28.75          $35.63            $44.13
 Low                             13.38              15.63           26.75             28.88
--------------------------------------------------------------------------------------------


                                                       1995
                       ---------------------------------------------------------------------
                         Jan. - Mar.       Apr. - June      July - Sept.     Oct. - Dec.
 Market Price
 High                           $17.25             $22.25          $21.88            $16.75
 Low                             14.63              15.25           13.75              9.88
--------------------------------------------------------------------------------------------

     There were 1,175 stockholders of record of the Company's Common Stock on March 1, 1997.

     The Company pays dividends on a quarterly basis. The aggregate amount of dividends declared were $1,388,000 and $1,377,000 in 1996 and 1995, respectively.

Item 6.  Selected Financial Data.

     The following table sets forth the Company's selected Financial Data for each of the five years ended December 31, 1996.

Dollars in thousands (except per
share data)                              1996        1995        1994        1993        1992
---------------------------------- ----------- ----------- ----------- ----------- -----------
Revenue                              $398,009    $449,965    $341,713    $304,289    $154,279
Net income                             19,872      21,306      24,157      18,611       4,010
Total assets                          569,558     360,609     214,423     165,990      88,220
Long-term debt                        310,347     165,529      61,970      36,289      21,637
Stockholders' equity                  125,622     101,576      80,668      59,765      30,233
Per common share:
   Net income                            1.67        1.81        2.05        1.60        0.36
   Stockholders' equity                 10.84        8.84        7.04        5.19        2.80
   Dividends                             0.12        0.12        0.09        0.06        0.03

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

GENERAL

     In the past year, several important developments have had and will continue to have a significant impact on the Company's financial condition and results of operations. On December 23, 1996, the Company and Tennessee Gas Pipeline Company ("Tennessee Gas") entered into a settlement covering all claims and litigation between them related to the above-market, take-or-pay contract ("Tennessee Gas Contract"). As part of the settlement, the Tennessee Gas Contract was terminated effective January 1, 1997, approximately two years prior to its expiration date, and the parties also agreed to the dismissal of the contract dispute that resulted in a November 1996 jury award to Tennessee Gas unfavorable to the Company. See Note 9 to Consolidated Financial Statements.

     The December 1996 settlement did not affect the Company's successful conclusion of litigation earlier in the year relating to the validity and pricing provisions of the Tennessee Gas Contract and its recovery in September, 1996, of approximately $70 million in past underpayments that had accrued under the contract.

     As of December 31, 1996, the Company completed the arrangements for the Medallion Acquisition (see Note 2 to Consolidated Financial Statements) for a total purchase price of approximately $199.1 million, consisting of $194.1 million in cash and warrants to purchase 435,000 shares of Common Stock at an exercise price of $45 per share with a four-year term. The Company also made two significant acquisitions late in 1995 which impacted 1996 results. In November 1995, the Company acquired substantially all of the oil and gas assets of Natural Gas Processing Company and in December 1995, the Company acquired 24.6 Bcfe of proved reserves in the northern and southern Niagaran Reef trend in Michigan.

     These developments have transformed the Company from an enterprise heavily dependent on the Bob West Field and the Tennessee Gas Contract to a more diversified enterprise with three core operating areas - the Gulf Coast region, the Rocky Mountain region and the Mid-Continent region - and its VPP program. Production from the Bob West Field, which once accounted for 55% of total production, is expected to account for less than 5% of production in 1997.

RESULTS OF OPERATIONS -- CONSOLIDATED

     For the year ended December 31, 1996, net income was $19.9 million ($1.67 per share) compared to $21.3 million ($1.81 per share) in 1995. Significantly higher oil and gas production, along with higher oil and gas prices in 1996 for non-Tennessee Gas Contract sales were offset by lower production from properties covered by the Tennessee Gas Contract, higher interest costs and a higher effective income tax rate.

     For the year ended December 31, 1995, net income was $21.3 million ($1.81 per share) compared to $24.2 million ($2.05 per share) in 1994. Lower natural gas prices and higher net interest costs incurred to fund the growth of the Company's oil and gas exploration and production operations more than offset the benefit of significantly increased gas production.

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

Oil and Gas Exploration and Production

                                                     YEAR ENDED DECEMBER 31,
                                               ---------------------------------
                                                 1996        1995        1994
                                               ---------------------------------
                                                    (DOLLARS IN THOUSANDS)

Revenue                                        $108,015    $ 86,629    $ 66,215

Production (lifting) costs                       11,693       6,623       7,063

Depreciation, depletion and amortization         45,065      37,988      18,538

Other operating expenses                          4,401       2,373       2,671
--------------------------------------------------------------------------------
Operating income                               $ 46,856    $ 39,645    $ 37,943
================================================================================
Oil production (Mbbl)                               758         196         211

Natural gas production (MMcf):

  Tennessee Gas contract                          4,645       6,924       6,851

  Non-contract                                   20,936      12,205       4,453
--------------------------------------------------------------------------------
          Total natural gas production           25,581      19,129      11,304
================================================================================
Average sales price:

  Oil (per bbl)                                $  20.69    $  17.28    $  15.16

  Natural gas (per Mcf)                            3.61        4.29        5.54

Average lifting cost (per MMcfe)               $    .39    $    .33    $    .56

DD&A as a percent of revenues                      41.7%       43.9%       28.0%


     Oil and gas production increased 48% to 30,129 MMcfe in 1996 compared to 1995. Non-Tennessee Gas Contract production accounted for 85% of total production during 1996, up from 66% during 1995. Approximately 6,703 MMcfe of the increase in production was attributable to the Company's VPP program, with the remainder resulting from increased exploration and development drilling. Sales to Tennessee Gas decreased to 4,645 MMcf in 1996 compared to 6,924 MMcf during 1995, largely due to the normal production decline from existing wells. Average natural gas prices were $3.61 per Mcf in 1996, compared to $4.29 per Mcf in 1995. This decrease reflects the lower percent of production covered by the Tennessee Gas Contract. Average non-Tennessee Gas Contract gas prices were $2.35 in 1996, compared to $1.62 in 1995. Natural gas sale prices under the Tennessee Gas Contract, excluding severance tax reimbursements, were $8.40 in 1996, compared to $7.90 in 1995.

     The early termination of the Tennessee Gas Contract, with its above-market pricing provisions, resulted in downward revisions in the amounts of $37.1 million for estimated future net revenues before income taxes (based upon a natural gas price of $3.69 per Mcf, the assumed realized spot market price on December 31, 1996) and $34.7 million for PV-10.

     With the termination of the Tennessee Gas Contract, the Company's future earnings will be more heavily impacted by changing energy prices. Not only is the Company's oil and gas revenue more sensitive to price changes, but significant declines in oil and gas prices, like those experienced in early 1997, if not offset by increases in proved oil and gas reserves, could result in a substantial increase in non-cash depreciation, depletion and amortization ("DD&A") accruals and could negatively impact earnings. The Company provides for DD&A using the future gross revenue method based on recoverable reserves valued at current prices. See Note 1 to Consolidated Financial Statements - "Property, Plant and Equipment" for a description of how the Company provides for DD&A and the related limitation on capitalized oil and gas property costs. The Company utilizes commodity price swaps, futures and options contracts and basis swaps (See Note 8 to Consolidated

Financial Statements) to help mitigate the impact of fluctuations in the price of its natural gas and oil production.

     The 69% increase in natural gas production in 1995 compared to 1994 was due mainly to newly added properties not covered by the Tennessee Gas Contract. Non-Tennessee Gas Contract oil and gas production accounted for 66% of total production in 1995, compared to 45% in 1994. Approximately 7,400 MMcf of the increase in production was attributable to the Company's volumetric production payment program, with the remainder attributable to increased exploration and development drilling. Tennessee Gas Contract production increased slightly in 1995 compared to 1994, largely as a result of continued development of the Bob West Field, which was able to more than offset the normal production decline from existing wells. Average natural gas prices were $4.29 per Mcf in 1995, compared to $5.54 per Mcf in 1994. This decrease reflects the lower Tennessee Gas Contract production and lower average spot market prices. Average non-Tennessee Gas Contract gas prices were $1.62 in 1995, compared to $1.81 in 1994. Natural gas sale prices under the Tennessee Gas Contract, excluding severance tax reimbursements, were $7.90 in 1995, compared to $7.49 in 1994.

Natural Gas Transportation and Marketing

                                                    YEAR ENDED DECEMBER 31,
                                              ----------------------------------
                                                 1996        1995        1994
                                              ----------------------------------
                                                    (DOLLARS IN THOUSANDS)

Revenue                                       $ 290,696   $ 365,354    $ 279,155

Cost of natural gas sales                       280,139     357,523      267,959
--------------------------------------------------------------------------------
  Gross margin                                   10,557       7,831       11,196

Depreciation                                      1,456       1,157        1,178

Other operating expenses                          8,144       8,023        7,129
--------------------------------------------------------------------------------
  Operating income                            $     957   $  (1,349)   $   2,889
================================================================================
Transportation volume (Bcf)                        25.1        25.9         20.9

Transportation gross margin (per Mcf)         $   0.210   $   0.172    $   0.176
================================================================================
Marketing volume (Bcf)                            102.5       226.3        153.1

Marketing gross margin (per Mcf)              $   0.052   $   0.015    $   0.049
================================================================================

     The Company's marketing operations had an operating loss of $0.5 million in 1996, compared to a loss of $2.9 million in 1995 and operating income of $1.7 million in 1994. The significant decline in marketing volumes and revenue in 1996 reflected a strategic shift away from higher volume, low margin "gas trading" activities and concentration on servicing the core retail customer base. Coupled with higher natural gas prices in 1996, this resulted in an increase in gross margin per Mcf. In December 1996, the Company further scaled back its marketing operations by closing its Houston, Texas and Buffalo, New York marketing offices. In 1995, lower natural gas prices and the absence of severe weather conditions during the peak 1994/1995 winter heating season were the primary reasons for the $2.9 million loss.

     The natural gas transportation operation had operating income of $1.5 million in 1996, compared to $1.6 million in 1995 and $1.2 million in 1994. In 1996, higher gross margins per Mcf were offset by lower volume and higher operating expenses as compared to 1995. In 1995, the increase in volume was partially offset by lower gross margin per Mcf and higher operating expenses as compared to 1994.

     In February 1997, the Company entered into an agreement to sell its Texas intrastate pipeline system together with related marketing assets and a joint venture gathering system for $28 million in cash (see Note 13 to Consolidated Financial Statements).With the Company's strategic focus on its oil and gas operations and the recent developments in its transportation and marketing operations, it is not expected that the natural gas transportation and marketing operations will make a significant contribution to the Company's consolidated results in 1997 and beyond.

Interest and Other Income, Net

     Interest and other income was $5.1 million in 1996, compared to $3.7 million in 1995 and $1.0 million in 1994. Of these amounts, $4.4 million, $3.1 million and $0.2 million, respectively, was interest income accrued on the Tennessee Gas receivable. These amounts were included in the September 30, 1996 cash payment received from Tennessee Gas. The Tennessee Gas Contract was terminated effective January 1, 1997. See Note 9 to Consolidated Financial Statements.

Interest Expense

     Interest expense was $18.0 million in 1996, compared to $7.7 million in 1995 and $2.9 million in 1994. The increase in 1996 was due to higher average borrowings, along with higher average interest rates, principally resulting from the sale of $150 million of 11% Senior Notes in January 1996. Higher average borrowings in 1996, compared to 1995, as well as in 1995 compared to 1994, were used to expand the Company's oil and gas exploration and production operations. The increases in interest expense during the periods were partially offset by the increase in interest income as discussed above.

Income Taxes

     The income tax provision was $11.6 million in 1996, representing an effective tax rate of 36.9%, compared to 33.2% and 34.2% in 1995 and 1994, respectively. See Note 7 to Consolidated Financial Statements for the reconciliation of the statutory federal income tax rate to the Company's effective tax rates. A substantial portion of the income taxes reflected on the Company's income statements during these periods is deferred to future years.

LIQUIDITY AND CAPITAL RESOURCES

Tennessee Gas Litigation

     In August 1996, the Texas Supreme Court denied Tennessee Gas' petition for a rehearing of the Court's April 1996 decision in favor of the Company regarding the validity and pricing of the Tennessee Gas Contract, and in September 1996, Tennessee Gas paid the Company approximately $70 million in past underpayments.

     On December 23, 1996, the Company and Tennessee Gas entered into a settlement covering all claims and litigation between them related to the Tennessee Gas Contract. As part of the settlement, the Tennessee Gas Contract was terminated effective January 1, 1997, approximately two years prior to its expiration date. The parties also agreed to the dismissal of the contract dispute that resulted in a November 1996 jury award to Tennessee Gas of $143.2 million (including $114 million in punitive damages). This settlement did not affect the April 1996 decision of the Texas Supreme Court. The result of that decision and the settlement is that Tennessee Gas paid the full contract price for gas delivered under the Tennessee Gas Contract until the agreed-upon contract termination date, January 1, 1997. By resolving this major uncertainty and avoiding any requirement to post a supersedeas bond of nearly $150 million in order to appeal the verdict, the Company believes it is better positioned to continue its strategic plan to grow and diversify its proved oil and gas reserves. Posting a supersedeas bond of such magnitude would have jeopardized the Medallion Acquisition and significantly and adversely affected the amount of capital available for future investment, thereby constraining the growth of the Company.

Cash Flow From Operating Activities

     Net income adjusted for non-cash charges was $75.8 million for the year ended December 31, 1996, compared to $71.1 million in 1995. Net cash provided by operating activities was $121.3 million in 1996 compared to $30.1 million in 1995. This increase resulted primarily from the receipt of $70 million from Tennessee Gas on September 30, 1996 and, to a lesser extent, the timing of cash receipts and payments.

Investing Activities

     Capital expenditures in 1996 were $282.2 million, 96% of which were invested in oil and gas properties. Of that total, $183.1 was related to the Medallion Acquisition (see Note 2 to Consolidated Financial Statements), $54.9 was for development drilling, $15.9 million for the purchase of proved reserves under the Company's VPP program and $18.2 million for lease acquisitions, seismic surveys and exploratory drilling. The Company utilized approximately $160.5 million from its bank credit facilities to fund the Medallion Acquisition while the remainder of the 1996 capital program was funded primarily with internally generated cash, including the $70.0 million from Tennessee Gas and $16.6 million of proceeds from the sale of certain non-strategic oil and gas properties.

     Capital expenditures in 1995 were $128.7 million, of which $121.3 million was invested in oil and gas properties. Of the $121.3 million, $43.8 million was for the purchase of oil and gas reserves under the Company's VPP program (including the Michigan Acquisition), $33 million was for the Rocky Mountain Acquisition and $19.4 million was for the development of the Bob West Field. The remainder was largely for lease acquisitions, seismic evaluations and exploratory drilling ($16.9 million) and development drilling ($7.5 million) on non-Tennessee Gas Contract properties. The Company funded its capital expenditures through a combination of additional borrowings under its credit facilities and internally generated cash.

     Capital expenditures in 1994 were $75 million, $73.7 million of which was for oil and gas properties. Of these, $28.9 million was for development drilling, primarily in the Bob West Field, $12.6 million for exploratory drilling and $27.8 million for producing property acquisitions, including $19.5 million for the acquisition of oil and gas reserves through volumetric production payments.

     Capital spending for 1997 has initially been budgeted at $160 million. Of that total, $70 million has been allocated to development drilling, $25 million for exploration and $65 million for oil and gas property acquisitions, including reserves acquired under the VPP program. The Company believes that internally generated cash, sales of certain non-strategic assets and borrowings under its bank credit facilities will be sufficient to fund its 1997 capital budget. A portion of the 1997 budget will be funded from the proceeds of the pipeline sale (see Note 13 to Consolidated Financial Statements).

Debt Financing

     On January 25, 1996, the Company completed the sale of $150 million principal amount of 11% Senior Notes due 2003. The net proceeds of approximately $145 million (after deducting expenses of the offering which were deferred and are being amortized over the term of the Senior Notes) were utilized to reduce the outstanding indebtedness under existing bank credit facilities and to repay a note sold to a third party. Also during 1996, the Company consolidated its existing bank credit facilities into one Credit Facility and entered into an additional Revolving Credit Agreement to fund a portion of the purchase price for the Medallion Acquisition, as described below.

Credit Facility

     At June 30, 1996, the Company maintained three separate bank credit facilities to support its operations. The Master Note facility was utilized primarily to support the expansion of the Company's exploration and production and natural gas transportation business. The Company's natural gas marketing subsidiary had two credit facilities, the VPP Facility and the Receivable Facility, which were used primarily to support the acquisition of oil and gas properties through volumetric production payments.

     In July 1996, the Receivable Facility was paid in full and terminated. On September 25, 1996, the Company consolidated the Master Note facility and the VPP Facility to create one revolving credit facility (the "Credit Facility"), which will mature on September 30, 2000. The Credit Facility is secured by the same collateral that was pledged to secure the Master Note and VPP facilities. The borrowing base under the Credit Facility is a function of the lenders' determination of the value of the Company's oil and gas reserves, and is limited to $75 million under the terms of the Indenture governing the Senior Notes. The Credit Facility bears interest at a spread over the prime rate or LIBOR, determined each quarter based on the Company's consolidated debt-to-EBITDA ratio. As of December 31, 1996, immediately following the Medallion Acquisition, $55.6 million was outstanding under the Credit Facility.

Revolving Credit Agreement for Medallion Acquisition

         Simultaneous with the consummation of the Medallion Acquisition, the Company entered into a new Revolving Credit Agreement with a group of banks. The Revolving Credit Agreement has a $105 million initial borrowing base and matures on September 30, 2000.

     The Company's obligations under the Revolving Credit Agreement are secured by substantially all of the oil and gas assets of Medallion and a pledge of Medallion's common stock. The Revolving Credit Agreement permits the Company to borrow at interest rates based upon the banks' prime rate or LIBOR. The applicable spread over the prime rate or LIBOR is determined each quarter based on the Company's consolidated debt-to-EBITDA ratio. Simultaneously with the Medallion Acquisition, the Company borrowed $105 million under the Revolving Credit Agreement to fund a portion of the purchase price of the Medallion Acquisition.

Equity Financing

     In January 1997, the Company completed a public offering of 3,000,000 shares of its common stock. The net proceeds to the Company of approximately $110.7 million were used to reduce outstanding indebtedness under the Credit Facility and the Revolving Credit Agreement.

Impact of Recently Issued Accounting Standards

     The Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and No. 123, "Accounting for Stock-Based Compensation." SFAS Nos. 121 and 123 are effective for financial statements for fiscal years beginning after December 15, 1995. SFAS No. 121 was adopted as of January 1, 1996 and had no impact on the financial position or results of operations of the Company. As permitted under SFAS 123, the Company will continue to account for such compensation under the provisions of APB opinion No. 25.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To KCS Energy, Inc.:

     We have audited the accompanying consolidated balance sheets of KCS Energy, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 1996 and 1995, and the related statements of consolidated income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KCS Energy, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

     Our audits were made for the purposes of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                             ARTHUR ANDERSEN LLP

New York, New York
February 26, 1997

                        KCS ENERGY, INC. AND SUBSIDIARIES

                        STATEMENTS OF CONSOLIDATED INCOME
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                      ----------------------------------------
                                                         1996           1995            1994
----------------------------------------------------------------------------------------------
Revenue                                               $398,009        $449,965        $341,713

Operating costs and expenses

  Cost of gas sales                                    279,859         356,186         265,076

  Other operating and administrative expenses           27,239          18,669          18,285

  Depreciation, depletion and amortization              46,611          39,209          19,740
----------------------------------------------------------------------------------------------
     Operating costs and expenses                      353,709         414,064         303,101
----------------------------------------------------------------------------------------------
     Operating income                                   44,300          35,901          38,612

Interest and other income, net                           5,146           3,713           1,039

Interest expense                                       (17,963)         (7,732)         (2,938)
----------------------------------------------------------------------------------------------
Income before income taxes                              31,483          31,882          36,713

Federal and state income taxes                          11,611          10,576          12,556
----------------------------------------------------------------------------------------------
     Net income                                       $ 19,872        $ 21,306        $ 24,157
==============================================================================================
Earnings per share of common stock and common
  stock equivalents                                   $   1.67        $   1.81        $   2.05
==============================================================================================
Average shares of common stock and common stock
  equivalents outstanding                           11,905,436      11,760,701      11,804,989
==============================================================================================

The accompanying notes are an integral part of these financial statements.


                                         KCS ENERGY, INC. AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS
                                              (DOLLARS IN THOUSANDS)

                                                                                   DECEMBER 31,
                                                                             ----------------------
                                                                                1996        1995
---------------------------------------------------------------------------------------------------
ASSETS

Current assets

  Cash and cash equivalents                                                  $   5,100    $   5,846

  Trade accounts receivable, less allowance for doubtful
     accounts --1996, $2,084; 1995, $415                                        91,939       58,052

  Receivable from Tennessee Gas                                                   --         56,437

  Fuel inventories                                                               1,020          782

  Assets held for sale                                                          17,833         --

  Other current assets                                                          10,196        3,374
---------------------------------------------------------------------------------------------------
          Current assets                                                       126,088      124,491
---------------------------------------------------------------------------------------------------
Property, plant and equipment

   Oil and gas properties, full cost method, less accumulated DD&A --
    1996, $131,521; 1995, $86,936                                              415,870      204,958

   Natural gas transportation systems, at cost less accumulated
    depreciation -- 1996, $1,544; 1995, $4,285                                   9,592       22,345

   Other property, plant and equipment, at cost less accumulated
    depreciation - 1996, $2,005; 1995, $1,472                                    5,034        2,013
---------------------------------------------------------------------------------------------------
          Property, plant and equipment, net                                   430,496      229,316
---------------------------------------------------------------------------------------------------
Investments and other assets                                                    12,974        6,802
---------------------------------------------------------------------------------------------------
                                                                             $ 569,558    $ 360,609
===================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

  Accounts payable                                                           $  82,870    $  59,475

  Accrued liabilities                                                           13,691        4,926
---------------------------------------------------------------------------------------------------
          Current liabilities                                                   96,561       64,401
---------------------------------------------------------------------------------------------------
Deferred credits and other liabilities

  Deferred federal and state income taxes                                       34,097       26,172

  Other                                                                          2,931        2,931
---------------------------------------------------------------------------------------------------
          Deferred credits and other liabilities                                37,028       29,103
---------------------------------------------------------------------------------------------------
Long-term debt                                                                 310,347      165,529
---------------------------------------------------------------------------------------------------
Commitments and contingencies
---------------------------------------------------------------------------------------------------
Preferred stock, authorized 5,000,000 shares -- unissued                          --           --
---------------------------------------------------------------------------------------------------
Stockholders' equity

  Common stock, par value $0.01 per share, authorized 50,000,000
     shares, issued 12,488,170 and 12,379,885, respectively                        125          124

  Additional paid-in capital                                                    30,587       24,910

  Retained earnings                                                             98,298       79,814

  Less treasury stock, 900,748 and 892,748 shares, respectively -- at cost      (3,388)      (3,272)
---------------------------------------------------------------------------------------------------
          Total stockholders' equity                                           125,622      101,576
---------------------------------------------------------------------------------------------------
                                                                             $ 569,558    $ 360,609
===================================================================================================

     The accompanying notes are an integral part of these financial statements.


                                        KCS ENERGY, INC. AND SUBSIDIARIES

                                 STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                   Additional
                                                      Common        Paid- in          Retained    Treasury      Stockholders'
                                                      Stock          Capital          Earnings     Stock            Equity
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993                               $123          $23,286       $36,761      $(1,326)             $58,844
Stock issuances - option and benefit plans                    -              380             -             -                 380
Tax benefit on stock option exercises                         -              229             -             -                 229
Net income                                                    -                -        24,157             -              24,157
Dividends ($0.09 per share)                                   -                -       (1,033)             -             (1,033)
Purchase of treasury stock                                    -                -             -       (1,909)             (1,909)
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                                123           23,895        59,885       (3,235)              80,668
Stock issuances - option and benefit plans                    1              188             -             -                 189
Tax benefit on stock option exercises                         -              201             -             -                 201
Stock warrants issued                                         -              626             -             -                 626
Net income                                                    -                -        21,306             -              21,306
Dividends ($0.12 per share)                                   -                -       (1,377)             -             (1,377)
Purchase of treasury stock                                    -                -             -          (37)                (37)
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                                124           24,910        79,814       (3,272)             101,576
Stock issuances - option and benefit plans                    1              682             -             -                 683
Tax benefit on stock option exercises                         -              665             -             -                 665
Stock warrants issued                                         -            4,998             -             -               4,998
Repurchase of stock warrants                                  -            (668)             -             -               (668)
Net income                                                    -                -        19,872             -              19,872
Dividends ($0.12 per share)                                   -                -       (1,388)             -             (1,388)
Purchase of treasury stock                                    -                -             -         (116)               (116)
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                               $125          $30,587       $98,298      $(3,388)            $125,622
=================================================================================================================================

     The accompanying notes are an integral part of these financial statements.


                        KCS ENERGY, INC. AND SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                             (DOLLARS IN THOUSANDS)


                                                                         For the Years Ended December 31,
                                                                     -------------------------------------
                                                                          1996           1995         1994
----------------------------------------------------------------------------------------------------------

Cash flows from operating activities:

  Net income                                                           $19,872        $21,306      $24,157

  Non-cash charges (credits):

     Depreciation, depletion and amortization                           46,611         39,209       19,740

     Deferred income taxes                                               7,925          9,756       10,896

     Other non-cash charges and credits, net                             1,440            820         (65)
----------------------------------------------------------------------------------------------------------
                                                                        75,848         71,091       54,728

  Net changes in assets and liabilities:

     Trade accounts receivable                                        (33,887)       (11,672)       19,107

     Receivable from Tennessee Gas                                      56,437       (42,868)     (13,569)

     Fuel inventories                                                    (238)          1,727      (1,126)

     Other current assets                                              (6,822)            490      (1,299)

     Accounts payable and accrued liabilities                           34,732         14,163     (10,724)

     Federal and state income taxes                                    (2,572)            178        (119)

     Other, net                                                        (2,150)        (2,999)        3,118
----------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                              121,348         30,110       50,116

Cash flows from investing activities:

  Investment in oil and gas properties (1)                           (267,133)      (121,265)     (73,682)

  Proceeds from the sale of oil and gas properties                      16,634          4,069            -

  Investment in natural gas transportation systems                     (6,059)        (5,969)        (700)

  Investment in other property, plant and equipment                    (4,026)        (1,465)        (571)
----------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                (260,584)      (124,630)     (74,953)

Cash flows from financing activities:

  Proceeds from long-term debt                                         325,636        141,298       49,431

  Repayments of long-term debt                                       (180,900)       (38,774)     (26,247)

  Issuance of common stock                                                 683            189          380

  Issuance of stock warrants                                                 -            626            -

  Repurchase of stock warrants                                           (668)              -            -

  Tax benefit on stock option exercises                                    665            201          229

  Purchase of treasury stock                                             (116)           (37)      (1,909)

  Dividends paid                                                       (1,388)        (1,377)        (919)

  Deferred financing costs and other, net                              (5,422)        (2,748)        (509)
----------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                              138,490         99,378       20,456
----------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                         (746)          4,858      (4,381)

Cash and cash equivalents at beginning of year                           5,846            988        5,369
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                $5,100         $5,846         $988
==========================================================================================================

(1) Does not include $4,998 (non-cash) related to stock warrants issued in connection with the 1996 Medallion Acquisition.

   The accompanying notes are an integral part of these financial statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     KCS Energy, Inc. is principally engaged in the acquisition, exploration, development and production of natural gas and crude oil. The Company also operates natural gas transportation and energy marketing and services businesses.

Recapitalization (Quasi-reorganization)

     At September 30, 1988, prior to the start of the Company's first full year of operations as a separate legal entity with independent management, an amount equal to the cumulative retained earnings deficit of the KCS subsidiaries ($25,109,000) was eliminated against additional paid-in capital in connection with a quasi-reorganization.

Basis of Presentation

     The consolidated financial statements include the accounts of KCS Energy, Inc. and its wholly owned subsidiaries ("KCS" or "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain previously reported amounts have been reclassified to conform to current year presentations.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Futures Contracts

     The Company utilizes oil and natural gas futures contracts for the purpose of hedging the risks associated with fluctuating crude oil and natural gas prices and accounts for such contracts in accordance with FASB Statement No. 80, "Accounting for Futures Contracts." These contracts permit settlement by delivery of commodities and, therefore, are not financial instruments, as defined by FASB Statement Nos. 107 and 119. Changes in the market value of these transactions are deferred until the gain or loss on the underlying item is recognized. See Note 8 for further discussion of the Company's price risk management activities.

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

Property, Plant and Equipment

     The Company follows the full cost method of accounting, under which all productive and nonproductive costs associated with its exploration, development and production activities are capitalized in a country-wide cost center. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition, exploration and development activities. General and administrative costs related to production and general overhead are expensed as incurred.

     The Company provides for depreciation, depletion and amortization of evaluated costs using the future gross revenue method based on recoverable reserves valued at current prices. Under accounting procedures prescribed by the Securities and Exchange Commission ("SEC"), capitalized oil and gas property costs are limited to the present value of future net income from estimated production of proved oil and gas reserves discounted at 10%, plus the value of unproved properties. To the extent that the capitalized costs exceed the estimated present value of future net revenues at the end of any fiscal quarter, such excess costs are written down with a corresponding charge to income.

     Significant declines in oil and gas prices, like those experienced in early 1997, if not offset by increases in proved oil and gas reserves, could cause the Company's capitalized oil and gas property costs to exceed the limitation on such costs, as described above.

     Unevaluated properties and associated costs not currently being amortized and included in oil and gas properties were $10.6 million and $7.3 million at December 31, 1996 and 1995. Such costs relate to projects which were at such dates undergoing exploration or development activities or in which the Company intends to commence such activities in the future. The Company will begin to amortize these costs when proved reserves are established or impairment is determined.

     Depreciation of other property, plant and equipment is provided on a straight-line basis over the useful lives of the assets, except for certain natural gas gathering pipelines which are depreciated based on the estimated lives of the gas wells served. Repairs of all property, plant and equipment and replacements and renewals of minor items of property are charged to expense as incurred.

Income Taxes

     The Company accounts for income taxes in accordance with FASB Statement No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end.

     For income tax purposes, the Company deducts the difference between market value and exercise price arising from the exercise of stock options. The tax effect of this deduction which, for financial reporting purposes, is accounted for as an increase to additional paid-in capital, amounted to $665,000, $201,000 and $229,000 in 1996, 1995 and 1994, respectively.

Earnings Per Share

     Earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding during the periods, adjusted for the dilutive effects of stock options and warrants.

Impact of Recently Issued Accounting Standards

     The Financial Accounting Standard Board issued Statements of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and No. 123, "Accounting for Stock-Based Compensation." SFAS Nos. 121 and 123 are effective for financial statements for fiscal years beginning after December 15, 1995. SFAS 121 was adopted as of January 1, 1996 and had no impact on the financial position or results of operations of the Company. As permitted under SFAS 123, the Company will continue to account for such compensation under the provisions of APB Opinion No. 25.

2.    RECENT ACQUISITIONS

     Medallion Acquisition. As of December 31, 1996, the Company completed the arrangements for the acquisition of all of the outstanding stock of InterCoast Oil and Gas Company (formerly Medallion Production Company), GED Energy Services, Inc. and InterCoast Gas Services Company (collectively referred to as the Medallion entities), indirect wholly-owned subsidiaries of MidAmerican Energy Holdings Company ("MidAmerican"), for a purchase price of approximately $199.1 million, consisting of a cash payment of $194.1 million and warrants to purchase 435,000 shares of Common Stock at an exercise price of $45 per share and a four-year term (the "Medallion Acquisition").

     Medallion's principal assets are proved oil and gas reserves of 187.5 Bcfe as of December 31, 1996, consisting of 140.3 Bcf of natural gas and 7.9 MMbbls of oil and liquids. The Company also acquired a natural gas gathering system as well as oil and gas equipment and supplies. The Medallion Acquisition more than doubled the Company's reserve and production base.

     Rocky Mountain Acquisition. On November 8, 1995, the Company acquired substantially all of the oil and gas assets of Natural Gas Processing Company (the "Rocky Mountain Acquisition") for $33 million, subject to adjustments for a July 1, 1995 effective date. Proved reserves attributable to the properties acquired were estimated to be 66.7 Bcfe at September 30, 1995, consisting of
40.9 Bcf of natural gas and 4.3 MMbbls of oil. The Company also acquired a significant inventory of oil and gas equipment and supplies, vehicles and buildings as well as natural gas gathering systems consisting of approximately 200 miles of pipeline.

     Michigan Acquisition. On December 7, 1995, the Company acquired 24.6 Bcfe of proved reserves in the northern and southern Niagaran Reef trend in Michigan for $31 million, including a volumetric production payment covering certain reserves, escalating working interests in related properties and participation rights and an overriding royalty interest in an exploration program (collectively, the "Michigan Acquisition"). The volumetric production payment provides for the delivery to the Company of 13.7 Bcf of natural gas and 1.1 MMbbls of oil to be delivered (without any burden of development and lease operating expenses) from December 1995 through January 2006. Based on independent reserve reports as of September 30, 1995, the separately acquired working interests added 3.1 Bcf of natural gas and 219 Mbbls of oil to the Company's proved reserves.

     These acquisitions were accounted for using the purchase method. The results of operations for the acquired entities are included in the Company's consolidated results of operations from the dates of acquisition.

     The following are the unaudited pro forma revenue, net income and earnings per share of the Company giving effect to the Medallion, Rocky Mountain and Michigan acquisitions and the January 1997 common stock offering for the years ended December 31, 1996 and 1995, as if such transactions had occurred at the beginning of such years. The unaudited pro forma financial data do not purport to be indicative of the financial position or results of operations that would actually have occurred if the transactions had occurred as presented or that may be obtained in the future.


                                                      Pro Forma
                                                     Years Ended
                                                     December 31,
                                                ---------------------
                                                dollars in thousands
                                               (except per share data)
                                                  1996         1995
                                                ---------------------
Revenue                                         $630,016     $611,341
---------------------------------------------------------------------
Net income                                       $35,120      $26,652
---------------------------------------------------------------------
Earnings per common share                          $2.36        $1.81
---------------------------------------------------------------------


3.   RETIREMENT BENEFIT PLANS

     The Company had a trusteed, non-contributory Retirement Plan ("Plan"). The Plan was amended to freeze the accrual of future benefits as of October 31, 1991. Prior to October, 1991, the Plan covered substantially all full-time employees of KCS and its participating subsidiaries. The Company's funding policy for the Plan was to make annual contributions that met the minimum funding requirements of the Employee Retirement Income Security Act of 1974.

     The Board of Directors took action to terminate the Plan effective September 30, 1995. The Company filed all required standard termination applications with both the Internal Revenue Service and the Pension Benefit Guaranty Corporation. In July, 1996, the Company completed the termination of the Plan and satisfied all obligations thereunder, recording a pre-tax expense of $262,000.

     The Company sponsors a Savings and Investment Plan ("Savings Plan") under
Section 401(k) of the Internal Revenue Code. Eligible employees may contribute up to 16% of their base salary to the Savings Plan subject to certain IRS limitations. The Company may make matching contributions, which have been set by the Board of Directors at 50% of the employee's contribution (up to 6% of annual base compensation) since the inception of the Savings Plan in June 1988. The Savings Plan also contains a profit-sharing component whereby the Board of Directors may declare annual discretionary profit-sharing contributions. Profit-sharing contributions are allocated to each eligible employee based upon their pro-rata share of total eligible compensation. Employee and profit-sharing contributions are invested at the direction of the employee in one or more funds or can be directed to purchase common stock of the Company at fair market value. Company matching contributions are invested in shares of KCS common stock. Eligible employees vest in both the Company matching and discretionary profit-sharing contributions over a four-year period based upon their years of service with the Company. Company contributions to the Savings Plan were $102,455 in 1996, $253,666 in 1995 and $293,622 in 1994.

4. STOCK OPTION AND INCENTIVE PLANS

     In October 1995, the Financial Accounting Standards Board issued SFAS 123, Accounting for Stock-Based Compensation ("SFAS 123"). As permitted under SFAS 123, the Company has elected to continue to account for such compensation under the provisions of APB Opinion No. 25. The Company has complied with the required disclosures under SFAS 123. Had compensation cost for the following plans been determined consistent with SFAS 123, the impact on the Company's net income and earnings per share would not be material.

     Under the 1988 Stock Plan and the 1992 Stock Plan (the "Employee Incentive Plans"), stock options, stock appreciation rights and restricted stock may be granted to employees of KCS. The 1992 Stock Plan also provides that bonus stock may be granted to employees.

     The 1994 Directors' Stock Plan provides that each non-employee director be granted stock options for 1,000 shares annually. This plan also provides that in lieu of cash, each non-employee director be issued KCS stock with a fair market value equal to 50% of their annual retainer.

     Each plan provides that the option price of shares issued be equal to the market price on the date of grant. All options expire 10 years after the date of grant. At December 31, 1996, options for 389,906 shares were exercisable.

     Transactions during the last three years involving stock options under the above plans are summarized as follows:

                                                   NUMBER OF       OPTION PRICE
                                                    SHARES          PER SHARE
--------------------------------------------------------------------------------
Options outstanding, December 31, 1993             479,700       $ 1.33 - $22.88

1994 - - Granted                                   106,000       $14.50 - $26.88

         - - Exercised                             (32,200)      $ 1.33 - $ 6.25

1995 - - Granted                                   105,000       $13.00 - $16.31

         - - Exercised                             (22,600)      $ 1.33 - $ 1.98

         - - Forfeited                              (3,100)      $22.88 - $26.88

1996 - - Granted                                     6,000                $22.88

         - - Exercised                             (91,500)      $1.50 -  $22.88

         - - Forfeited                             (17,725)      $13.00 - $22.88
--------------------------------------------------------------------------------
Options outstanding, December 31, 1996             529,575       $ 1.83 - $26.88
================================================================================

     Restricted shares awarded under the Employee Incentive Plans have a fixed restriction period during which ownership of the shares cannot be transferred and the shares are subject to forfeiture if employment terminates. Restricted stock has the same dividend and voting rights as other common stock and is considered to be currently issued and outstanding. The cost of the awards, determined as the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse. This cost was immaterial during the three years ended December 31, 1996. Restricted stock totaling 4,000 shares was outstanding under the Employee Incentive Plans at December 31, 1996.

     Bonus stock awards under the 1992 Stock Plan convert to shares of restricted stock if certain three-year performance goals are met. The restricted stock then vests over a two-year period. The cost of the awards is expensed ratably based on the current market price of the Company's common stock and the extent to which the performance goals are being met. This cost was immaterial during the three years ended December 31, 1996. Bonus stock grants totaling 8,800 shares were outstanding at December 31, 1996.

     At December 31, 1996, 106,331 shares were available for future grants (including bonus stock awards) under the Employee Incentive Plans.

     Under the 1988 KCS Energy, Inc. Employee Stock Purchase Program (the "Program"), all eligible employees and directors may purchase full shares from the Company at a price per share equal to 90% of the market value determined by the closing price on the date of purchase. The minimum purchase is 25 shares. The maximum annual purchase is the number of shares costing no more than 10% of the eligible employee's annual base salary, and for directors, 3,000 shares. The number of shares issued in connection with the Program was 7,663, 6,897 and 7,438 during 1996, 1995 and 1994, respectively. At December 31, 1996, there were 436,032 shares available for issuance under the Program.

     A summary of the status of the Employee Incentive Plans and the 1994 Directors' Stock Plan at December 31, 1996 and 1995 and changes during the years then ended is presented in the table and narrative below:

                                            1996                     1995
                                     Shares    Wtd. Avg.     Shares       Wtd. Avg.
                                               Ex. Price                  Ex. Price
-----------------------------------------------------------------------------------
Outstanding at beg of  year          632,800    $ 9.89       553,500        $ 9.00
Grant                                  6,000     22.88       105,000         13.15
Exercised                           (91,500)      3.62      (22,600)          1.61
Forfeited                           (17,725)     15.69       (3,100)         24.17
-----------------------------------------------------------------------------------
Outstanding at end of year           529,575     10.91       632,800          9.89
===================================================================================
Exercisable at end of year           389,906    $ 9.36       388,800        $ 6.60
===================================================================================
Weighted average fair value
of options granted                              $ 8.72                      $ 4.81
===================================================================================

     The following table summarizes information about stock options outstanding at December 31, 1996:

                         Number           Wtd Average          Weighted            Number             Weighted
     Range of         Outstanding at        Remaining            Average        Exercisable at         Average
  Exercise Prices        12/31/96        Contractual Life    Exercise Price        12/31/96         Exercise Price
------------------------------------------------------------------------------------------------------------------
  $ 1.83  -  $ 6.23      180,000             4.01               $ 1.96             180,000             $ 1.96
    6.24  -    9.36       52,400             5.92                 6.25              52,400               6.25
    9.37  -   14.01       92,500             8.91                13.00              23,125              13.00
   14.02  -   21.03       97,500             7.92                15.48              51,250              14.66
   21.04  -   26.88      107,175             7.04                23.06              83,131              23.11
------------------------------------------------------------------------------------------------------------------
  $ 1.83  -  $26.88      529,575             6.38               $10.91             389,906             $ 9.36
==================================================================================================================

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1995 and 1996, respectively: risk - free interest rates of 5.73% and 6.52%; expected dividend yield of .33%; expected lives of 5.1 years; expected stock price volatility of 30%.

5. LONG-TERM DEBT

Long-term debt consists of the following:

                                                               DECEMBER 31,
                                                          1996            1995
--------------------------------------------------------------------------------
                                                          (DOLLARS IN THOUSANDS)
Master Note Facility                                   $     --         $ 76,255
Receivables Facility                                         --           26,900
VPP Facility                                                 --           38,000
Note Financing                                               --           24,374
Credit Facility                                          55,600               --
11% Senior Notes Due 2003                               149,456               --
Revolving Credit Agreement                              105,000               --
Other                                                       291               --
--------------------------------------------------------------------------------
                                                        310,347          165,529
Less current maturities                                      --               --
--------------------------------------------------------------------------------
Long-term debt                                         $310,347         $165,529
================================================================================

SENIOR NOTES

     On January 25, 1996, KCS Energy, Inc. (the "Parent") completed a Rule 144A private offering of $150 million 11% senior notes due January 15, 2003 (the "Senior Notes"). The Senior Notes are noncallable for four years and are unsecured obligations of the Parent. Prior to January 15, 1999, the Parent may use proceeds from a public equity offering to redeem up to $35 million of the Senior Notes. The subsidiaries of the Parent have guaranteed the Senior Notes on a senior unsecured basis. The net proceeds of approximately $145 million were used to reduce the amounts outstanding under certain of the agreements discussed below.

     The Senior Notes contain certain restrictive covenants which, among other things, limit the Company's ability to incur additional indebtedness, require the repurchase of the Senior Notes upon a change of control and restrict the aggregate cash dividends paid to 50% of the Company's cumulative net income during the period beginning October 1, 1995.

     On June 6, 1996, the Parent completed an offer to exchange the $150 million outstanding Senior Notes for registered notes of the same tenor (the "Registered Notes") pursuant to a registration statement declared effective by the Securities and Exchange Commission on May 7. The Registered Notes are identical in all material respects to the form and terms of the Senior Notes except for certain transfer restrictions and registration rights applicable to the Senior Notes. The Registered Notes evidenced the same debt, and were issued under and entitled to the benefits of the same Indenture, as the Senior Notes.

CREDIT FACILITY

     On September 25, 1996, the Company assigned the collateral pledged under both the Master Note Facility and VPP Facility, described below, and effectively amended these facilities to create one consolidated revolving credit facility ("Credit Facility") which matures on September 30, 2000. The Credit Facility is used for general corporate purposes, including working capital and to support the Company's capital expenditure program. The borrowing base, or actual availability under the Credit Facility, is currently limited to $75 million under the terms of the Senior Notes. The borrowing base is reviewed at least semiannually and may be adjusted based on the lenders' valuation of the borrowers' oil and gas reserves and other factors. Substantially all of the Company's oil and gas reserves (excluding those pledged under the Revolving Credit Agreement) have been pledged to secure the Credit Facility.

     The Credit Facility permits the Borrowers to choose interest rate options based on the bank's prime rate or LIBOR and from maturities ranging up to twelve months. The applicable spread over the prime rate or LIBOR is determined each quarter based on KCS' consolidated debt-to-EBITDA ratio. A commitment fee of 0.375% is paid on the unused portion of the borrowing base. The weighted average effective interest rate for 1996 was 8.71%. As of December 31, 1996, the weighted average effective interest rate on the outstanding borrowings was 8.25%. Immediately following the Medallion Acquisition, $55.6 million was outstanding under the Credit Facility.

REVOLVING CREDIT AGREEMENT

     Simultaneous with the completion of the Medallion Acquisition, the Company entered into a revolving credit agreement ("Revolving Credit Agreement") with a group of banks. The Revolving Credit Agreement is used for general corporate purposes, including working capital and to support the Company's capital expenditure program. The Revolving Credit Agreement had an initial borrowing base of $105 million and matures on September 30, 2000. The obligations under the Revolving Credit Agreement are secured by substantially all of the oil and gas reserves of the Medallion entities and a pledge of the Medallion entities' common stock. The borrowing base is reviewed at least semiannually and may be adjusted based on the lenders' valuation of the borrowers' oil and gas reserves and other factors.

     The Revolving Credit Agreement permits KCS to borrow at interest rates based on the bank's prime rate or LIBOR and from maturities ranging up to twelve months. The applicable spread over the prime rate or LIBOR is determined each quarter based on KCS' consolidated debt-to-EBITDA ratio. A commitment fee of 0.375% is paid on the unused portion of the borrowing base. Immediately following the Medallion Acquisition, $105 million was outstanding under the Revolving Credit Agreement at a weighted average effective interest rate of 7.8%.

     Following the completion of the common stock offering (see Note 13), the amount outstanding under the Revolving Credit Agreement was reduced to $0.2 million. The Revolving Credit Agreement also included a $30 million term loan component which was never utilized and was terminated on February 18, 1997.

TERMINATED FACILITIES

     The Master Note Facility was used primarily to support the oil and gas exploration and production and natural gas transportation businesses. On September 25, 1996, the primary collateral pledged to secure the Master Note Facility was assigned to the Credit Facility described above. Simultaneous with the collateral assignment, the Company's obligations under the Master Note Facility were fully satisfied. The weighted average effective interest rate was 8.86% in 1996 and 7.98% in 1995.

     The VPP Facility was used primarily to support the natural gas marketing subsidiary's volumetric production payment program. On September 25, 1996, the collateral pledged to secure the VPP Facility was assigned to the Credit Facility described above. Simultaneous with the collateral assignment, the Company's obligations under the VPP Facility were fully satisfied. The weighted average effective interest rate was 7.94% in 1996 and 8.17% in 1995.

     The Receivable Facility was used primarily to support the natural gas marketing subsidiary's working capital requirements. In July 1996, the Company paid all outstanding obligations and terminated the Receivable Facility. The weighted average effective interest rate was 7.69% in 1996 and 7.64% in 1995.

     The Note Financing was used primarily to fund the Company's oil and gas property acquisitions and for general corporate purposes. In January 1996, the Company paid all outstanding obligations and terminated the Note Financing. The Company also had issued to the purchaser under the Note Financing a warrant to purchase 114,683 shares of the Company's common stock. In October 1996, the Company exercised its option to buy back the warrant at a cost of $668,000.

OTHER INFORMATION

     KCS Energy, Inc. is a borrower under the Revolving Credit Agreement and has guaranteed the obligations of its subsidiaries under the Credit Facility. The agreements contain certain restrictive covenants which, among other things, require the Company to maintain minimum levels of working capital, cash flow and tangible net worth, as defined in the agreements. In addition, the Company is restricted from incurring secured indebtedness under designated credit facilities in an amount which is the greater of $75 million or 15% of adjusted consolidated net tangible assets (as defined in the Senior Notes Indenture). This restriction does not apply to purchase money indebtedness. The Company's ability to pay cash dividends is limited by these agreements.

     The fair value of the Company's Senior Notes, $162 million, is estimated based upon the December 31,

1996 quoted market price of $108.00 for such issue. The carrying amount of the remaining long-term debt reasonably approximates fair value because its interest rates are based on current market rates. Interest payments were $10.9 million in 1996, $6.8 million in 1995 and $2.1 million in 1994.

     Scheduled maturities of long-term debt during the next five years are as follows:

                                                    ACTUAL       PRO FORMA(1)
-----------------------------------------------------------------------------
                                                    (DOLLARS IN THOUSANDS)
              1997                                       --             --
              1998                                       --             --
              1999                                       --             --
              2000                                 $160,600       $ 49,900
              2001                                       --             --

(1) Reflects the issuance of common stock in January 1997 and the repayment of amounts outstanding under the Credit Facility and the Revolving Credit Agreement.

6.   LEASES

     Future minimum lease payments under non-cancelable operating leases are as follows: $825,000 in 1997, $752,000 in 1998, $578,000 in 1999, $535,000 in 2000
and $484,000 in 2001. Lease payments charged to operating expenses amounted to $564,000, $466,000 and $598,000 during 1996, 1995 and 1994, respectively.

7.   INCOME TAXES

     Federal and state income tax expense includes the following components:

                                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                                            ------------------------------------
                                                                                  1996         1995        1994
----------------------------------------------------------------------------------------------------------------
                                                                                     (DOLLARS IN THOUSANDS)

Currently payable                                                               $2,561       $1,216      $1,039
Deferred provision, net                                                          7,346        8,296      10,692
----------------------------------------------------------------------------------------------------------------
Federal income tax expense                                                       9,907        9,512      11,731
State income taxes (deferred provision $578 in 1996, $1,460 in
  1995 and $204 in 1994)                                                         1,704        1,064         825
----------------------------------------------------------------------------------------------------------------
                                                                               $11,611      $10,576     $12,556
================================================================================================================
Sources of deferred federal and state income taxes:
  Intangible drilling costs                                                    $16,529      $12,619     $10,278
  Revenue recognition deferred                                                   1,348        1,854       2,343
  Depreciation, depletion and amortization                                      (4,815)      (5,579)     (1,883)
  Tax credit carry forwards and other, net                                      (5,137)         862         158
----------------------------------------------------------------------------------------------------------------
                                                                                $7,925       $9,756     $10,896
================================================================================================================
Reconciliation of federal income tax expense at statutory rate to provision for income taxes:
Income before income taxes                                                     $31,483      $31,882     $36,713
-----------------------------------------------------------------------------------------------------------------
Tax provision at 35% statutory rate                                             11,019       11,159      12,850
State income tax, net of federal income tax benefit                              1,108          692         537
Statutory depletion                                                               (475)        (676)       (696)
Section 29 credits                                                                   -         (425)       (388)
Other, net                                                                         (41)        (174)        253
----------------------------------------------------------------------------------------------------------------
                                                                               $11,611      $10,576     $12,556
================================================================================================================

The primary differences giving rise to the Company's deferred tax assets and liabilities are as follows:

                                                                                          DECEMBER 31, 1996
                                                                                    ---------------------------
                                                                                      ASSETS     LIABILITIES
                                                                                    ---------------------------
                                                                                       (DOLLARS IN THOUSANDS)
Income tax effects of:
   Accelerated DD&A and other property related items                                                   $37,340
   Deferred revenue                                                                                      6,183
   Alternative minimum tax credit carry forwards                                        $1,923
   Net operating loss carry forward                                                      6,500
   Other, net                                                                            1,003
----------------------------------------------------------------------------------------------------------------
                                                                                        $9,426         $43,523
================================================================================================================

     Income tax payments were $5.6 million in 1996 and $1.3 million in 1994. No income tax payments were made in 1995.

     The Company had tax net operating losses ("NOL") of approximately $18.6 million at December 31, 1996. This NOL expires in 2011. The Company believes it will generate future taxable income to realize the entire deferred tax asset prior to the expiration of the NOL.

8.   FINANCIAL INSTRUMENTS

     The Company has entered into swaps, futures contracts and options to manage risks associated with fluctuations in the price of its natural gas and oil production and marketing activities.

     Commodity Price Swaps. Commodity price swap agreements require the Company to make payments to (or entitle it to receive payments from) the counterparties based upon the differential between a specified fixed and variable price. The Company accounts for these transactions on a settlement basis and, accordingly, gains or losses are included in oil and gas revenue in the period in which the underlying natural gas is produced. These agreements do not impose cash margin requirements on the Company. As a result of the Medallion Acquisition at December 31, 1996, the Company was party to commodity price swap agreements covering approximately 8.5 million MMBtu, 4.8 million MMBtu and 17.8 million MMBtu of natural gas for the years 1997 and 1998 and for the period 1999 through 2005, respectively.

     Futures and Options Contracts. Natural gas futures contracts require the Company to buy or sell natural gas at a fixed price. The Company uses futures to hedge price risk on a portion of its oil and gas production and to manage profit margins on offsetting fixed-price purchase or sale commitments for physical quantities of natural gas. Futures contracts mandate initial margin requirements. The Company maintains such margin accounts and funds in cash any daily settlement requirements relating to futures contracts. Natural gas options used to hedge price risk only provide the right, not the requirement, to buy or sell natural gas at a fixed price. The Company uses options to limit overall price risk exposure.

     At December 31, 1996, the Company's hedging activities consisted of 1,500 long contracts at an average price of $2.25 per Mcf and 635 short contracts at an average price of $2.53 per Mcf maturing through 1999, covering 21,350 MMcf of natural gas. At December 31, 1995, the Company's hedging activities consisted of 700 long contracts at an average price of $1.82 per Mcf and 587 short contracts at an average price of $1.95 per Mcf maturing through 1996 covering 12,870 MMcf of natural gas. Since these contracts qualify as hedges and correlate to market price movements of natural gas, any gains or losses resulting from market changes will be offset by losses or gains on corresponding physical transactions. Deferred gains, net of deferred losses, were $1.0 million at December 31, 1996. Deferred losses, net of deferred gains, were $0.1 million at December 31, 1995.

     Basis Swaps. Basis swap agreements require KCS to make payments to (or entitle it to receive payments from) the counterparties based upon the differential between the variable costs associated with the delivery of natural gas production to specific delivery points and a contractually specified fixed cost. As a result of the Medallion Acquisition at December 31, 1996, the Company had basis swap arrangements relating to a total of approximately 2.2 million MMBtu during 1997.

9. LITIGATION

Tennessee Gas Litigation

     Prior to January 1, 1997, most of the Company's natural gas sold from the Bob West Field in south Texas was covered by the Tennessee Gas Contract which had been the subject of several lawsuits. The first such suit was filed by Tennessee Gas in the 57th District Court of Bexar County, Texas, in August, 1990, and two subsequent suits were filed in the 49th District Court of Zapata County, Texas, in November, 1994, and April, 1995.

     In the suit in the District Court of Bexar County, Texas ("District Court") against the Company and its co-sellers, Tennessee Gas claimed among other things, that the price of natural gas under the Tennessee Gas Contract should be determined under Section 101 of the NGPA rather than Section 102(b)(2), that certain leases were no longer subject to the contract, that for purposes of the contract the acreage subject to the contract could not be pooled with other properties and that the contract was governed by Section 2.306 of the Texas Uniform Commercial Code ("Section 2.306"). In July 1992, the District Court ruled in favor of the Company on all of these issues and awarded damages for past underpayments and legal fees. The District Court's judgment was partially affirmed by the Court of Appeals, which held that the price of natural gas under the contract was to be determined in accordance with Section 102(b)(2), that all leases were subject to the contract, and that pooling of the property with a pro rata acreage allocation of production to the contract was in accordance with the contract. However, the Court of Appeals reversed the District Court's summary judgment holding that the Tennessee Gas Contract was not an output contract subject to Section 2.306. Under the Court of Appeals decision, new wells could be drilled and production increased, but any production increase had to have complied with certain good faith and reasonableness standards mandated by Section 2.306. The Court of Appeals also set aside the District Court's awards to the Company of legal fees and past underpayments pending the outcome of the trial on the Section 2.306 issue.

     On August 1, 1995, the Texas Supreme Court affirmed the ruling of the Court of Appeals, including its decision that Section 2.306 was applicable to the Tennessee Gas Contract. The Texas Supreme Court remanded to the District Court for plenary trial the question of whether, as required by Section 2.306, natural gas volumes taken by Tennessee Gas under the contract were produced and delivered in good faith and were not unreasonably disproportionate to a normal or otherwise comparable prior output or the expectation of the parties. On September 15, 1995 the Company filed a request for a rehearing in the Texas Supreme Court of the Section 2.306 issue.

     On April 18, 1996 the Texas Supreme Court granted the petitioners' request for a rehearing, withdrew its August 1, 1995 opinion and issued a new opinion. In its April 18, 1996 opinion, the Texas Supreme Court affirmed the Company's position on all issues, stating that the price payable by Tennessee Gas escalates monthly in accordance with Section 102 (b) (2) of the Natural Gas Policy Act of 1978 ("NGPA"); that KCS has the right to pool the leases; that Tennessee Gas has no legal or contractual right to question or determine whether certain leases are no longer committed to the Tennessee Gas Contract; and the Tennessee Gas Contract is not an output contract governed by Section 2.306 of the Texas Uniform Commercial Code. On June 3, 1996 Tennessee Gas filed a motion requesting another rehearing and on August 16, 1996 the Texas Supreme Court denied Tennessee Gas' motion. On September 30, 1996 the Company recovered approximately $70 million that Tennessee Gas previously withheld under a series of interim agreements, which was the balance of the purchase price for production taken by Tennessee Gas from September 17, 1994 through April 30, 1996, plus interest. The terms of the Tennessee Gas Contract, in accordance with judicial rulings in the case, governed performance by each of the parties through the termination of the contract effective January 1, 1997.

     On December 23, 1996, the Company and Tennessee Gas entered into a settlement covering all claims and litigation between them related to the Tennessee Gas Contract. As part of the settlement, the Tennessee Gas Contract was terminated effective January 1, 1997, approximately two years prior to its expiration date. The parties also agreed to the dismissal of the pending Zapata County, Texas, lawsuits including the contract dispute that resulted in a November 1996 jury award to Tennessee Gas of $143.2 million (including $114 million in punitive damages). The early termination of the Tennessee Gas Contract with its above-market pricing provisions resulted in downward revisions of $37.1 million for estimated future net revenues before income taxes (based upon a natural gas price of $3.69 per Mcf, the assumed realized spot market price on December 31, 1996) and $34.7 million for PV-10 as compared to prior reserve reports prepared as of June 30, 1996.

     The December 1996 settlement did not affect the Company's successful conclusion of litigation earlier in the year relating to the validity and pricing provisions of the Tennessee Gas Contract and its recovery of $70 million of past underpayments (including interest and net of severance taxes and other payables related to the contract) that had accrued under the contract.

Royalty Suits

     The Company is a party to six lawsuits in the Texas State Courts involving various claims asserted by various holders of royalty interests under leases on the acreage that was dedicated to the Tennessee Gas Contract or pooled therewith. One suit involves claims by the holder of an overriding royalty interest in the dedicated acreage. Of the other five (the "Royalty Basis Suits"), one seeks a declaratory judgment on the royalty payment basis for non-dedicated acreage in which the Company owns no interest. The other four suits seek declaratory judgements to determine whether royalties payable to the holders of landowner royalty interests in the dedicated acreage should be based on the net proceeds received by the Company for gas sales under the Tennessee Gas Contract or on the spot market price. The Company paid royalties based upon the spot market price to the holders of royalty interests (other than the overriding royalty interest) because the Company's leases, which cover only dedicated acreage, have market value royalty provisions.

     The aggregate amount at issue in the Royalty Basis Suits, apart from certain tort counterclaims and affirmative defenses alleged by the landowner royalty holders, is a function of the quantity of natural gas for which Tennessee Gas paid at the contract price. As of December 31, 1996, the amount of natural gas taken by Tennessee Gas attributable to the royalty interests involved in the Royalty Basis Suits was approximately 3.8 Bcf for which royalties have been paid by the Company at the average price of approximately $1.63 per Mcf, net of severance tax, compared to the average Tennessee Gas Contract price of approximately $7.60 per Mcf, net of severance tax. Consequently, if the Company loses in its litigation with these royalty interest owners on these claims the Company faces a maximum liability in the Royalty Basis Suits of approximately $22.7 million at December 31, 1996.

     On March 4, 1997, the holder of an overriding royalty interest filed a claim against the Company and its co-lessees alleging breach of duties arising from the termination of the Tennessee Gas Contract and for certain tortious acts yet to be discovered. The allegations are for joint and several liability, damages exceeding $25 million, return of the 1/64th overriding royalty interest acquired by the Company in 1990 under allegedly fraudulent circumstances and unspecified punitive damages. The Company intends to vigorously contest these claims. Discovery in this matter has not yet begun.

     Initially, there were three Royalty Basis Suits, one in Dallas County, Texas, in which the Company is a co-plaintiff and two subsequently filed suits in Zapata County, Texas, in which the Company is a co-defendant. The Dallas suit has been subsequently split into four separate lawsuits, based on issues concerning (1) the dedicated acreage in the Guerra "A" and Guerra "B" Units, (2) the non-dedicated acreage in those Units, (3) the Jesus Yzaguirre Unit, which consists entirely of dedicated acreage owned only by the Company, and (4) the overriding royalty interest in the dedicated acreage.

     The Dallas Royalty Basis Suits involving the dedicated acreage in the Guerra "A" and Guerra "B" Units and the Jesus Yzaguirre Unit have resulted in separate summary judgments in favor of the Company's position that royalty payments based upon the spot market price are all that is required to be paid under the leases and dismissal of the royalty owners counterclaims and affirmative defenses. The summary judgment has been appealed to the Fifth Court of Appeals in Dallas by the royalty holders in the dedicated leases in the Guerra "A" and Guerra "B" Units, who have requested oral argument on eleven points of error. These points of error corcern the granting of summary judgment against them on issues of lease provisions on market value royalties; counterclaims and affirmative defenses of fraud, negligent misrepresentations, conspiracy and estoppel; denial of their efforts to supplement summary judgment evidence; denial of efforts to transfer venue to Zapata County; failure to abate the Dallas lawsuit in favor of the two lawsuits filed by them in Zapata County; and the entry of final judgment in favor of the Company and its co-plaintiffs. Given the inherent uncertainties of appellate matters and notwithstanding that the Company's position on the market value and other issues is based upon established decisional law in Texas, the Company is unable to provide any assurance of a favorable outcome of this appeal from the summary judgments and evidentiary rulings, inasmuch as the Appellants can obtain a reversal and remand for plenary trial upon showing that summary judgment was improper because there exists an issue of material fact. Because of other issues (discussed below) in the Royalty Basis Suit involving the Jesus Yzaguirre Unit, the summary judgment in favor of the Company in that suit is not yet ripe for appeal.

     In the Jesus Yzaguirre Royalty Basis Suit, certain of the royalty owners counterclaimed against the Company, asserting that the largest lease contained therein had terminated in December, 1975, and that they were entitled to the Tennessee Gas Contract Price because of the execution of certain division orders in 1992 that allegedly varied the market value royalty provision of their lease. The Company and these royalty owners have moved for summary judgment on the issues of lease termination, lease ratification and the effect of division orders. The trial judge has not yet ruled on these motions. The royalty owners who have asserted these claims seek a declaratory judgment of their rights and have not yet specified the amount or basis of the damages being sought. However, the amount at issue could include the aggregate of the Company's capital costs in the lease, the lease operating costs and the working interest revenues of the lease (at market value of the gas production) since 1976.

Other

     The Company is also a party to various other lawsuits and governmental proceedings, all arising in the ordinary course of business. Although the outcome of all of the above proceedings cannot be predicted with certainty, management does not expect such matters to have a material adverse effect, either singly or in the aggregate, on the financial position of the Company.

10. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                          Quarters
                                                    ------------------------------------------------------
                                                       First        Second         Third        Fourth
----------------------------------------------------------------------------------------------------------
                                                          dollars in thousands (except per share data)
1996
----------------------------------------------------------------------------------------------------------
  Revenue                                              $146,557       $96,487        $73,560      $81,405
----------------------------------------------------------------------------------------------------------
  Operating Income                                       12,373        10,751          9,057       12,119
----------------------------------------------------------------------------------------------------------
  Net Income                                              5,855         4,987          3,964        5,066
----------------------------------------------------------------------------------------------------------
  Earnings Per Common Share                                0.50          0.42           0.33         0.42
=========================================================================================================
1995
----------------------------------------------------------------------------------------------------------
  Revenue                                               $96,039      $126,556       $109,679     $117,691
----------------------------------------------------------------------------------------------------------
  Operating Income                                       10,184         9,306          6,438        9,973
----------------------------------------------------------------------------------------------------------
  Net Income                                              6,219         5,377          4,086        5,624
----------------------------------------------------------------------------------------------------------
  Earnings Per Common Share                                0.53          0.46           0.35         0.48
=========================================================================================================

11. FINANCIAL INFORMATION BY BUSINESS SEGMENT

     The following financial information has been provided for the business segments of the Company:

                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                                   ---------------------------------------
                                                                     1996           1995            1994
----------------------------------------------------------------------------------------------------------
                                                                          (DOLLARS IN THOUSANDS)
Revenue
  Oil and Gas Exploration and Production                           $108,015        $86,629         $66,215
  Natural Gas Transportation and Marketing                          290,696        365,354         279,155
  Intercompany                                                        (702)        (2,018)         (3,657)
----------------------------------------------------------------------------------------------------------
                                                                   $398,009       $449,965        $341,713
==========================================================================================================
Operating Income
  Oil and Gas Exploration and Production                            $46,856        $39,645         $37,943
  Natural Gas Transportation and Marketing                              957        (1,349)           2,889
----------------------------------------------------------------------------------------------------------
                                                                     47,813         38,296          40,832
  Corporate Expenses                                                 (3,513)        (2,395)         (2,220)
  Interest and Other Income, net                                      5,146          3,713           1,039
  Interest Expense                                                  (17,963)        (7,732)         (2,938)
----------------------------------------------------------------------------------------------------------
  Income Before Income Taxes                                        $31,483        $31,882         $36,713
==========================================================================================================
Identifiable Assets
  Oil and Gas Exploration and Production                           $463,960       $274,474        $151,571
  Natural Gas Transportation and Marketing                           95,004         78,331          60,573
  Corporate and Other                                                10,594          7,804           2,279
----------------------------------------------------------------------------------------------------------
                                                                   $569,558       $360,609        $214,423
==========================================================================================================
Depreciation, Depletion and Amortization
  Oil and Gas Exploration and Production                            $45,065        $37,988         $18,538
  Natural Gas Transportation and Marketing                            1,456          1,157           1,178
  Other                                                                  90             64              24
----------------------------------------------------------------------------------------------------------
                                                                    $46,611        $39,209         $19,740
==========================================================================================================
Capital Expenditures
  Oil and Gas Exploration and Production                           $275,918       $122,554         $73,870
  Natural Gas Transportation and Marketing                            6,132          6,085             942
  Other                                                                 166             60             141
----------------------------------------------------------------------------------------------------------
                                                                   $282,216       $128,699         $74,953
==========================================================================================================

12.  OIL AND GAS PRODUCING OPERATIONS

     The following data is presented pursuant to FASB Statement No. 69 with respect to oil and gas acquisition, exploration, development and producing activities, which is based on estimates of year-end oil and gas reserve quantities and forecasts of future development costs and production schedules. These estimates and forecasts are inherently imprecise and subject to substantial revision as a result of changes in estimates of remaining volumes, prices, costs, and production rates. As discussed in Note 2, as of December 31, 1996 the Company completed the arrangements for the Medallion Acquisition. As such, the associated reserves are included in the following tables.

     Except where otherwise provided by contractual agreement, future cash inflows are estimated using year-end prices. Oil and gas prices at December 31, 1996 are not necessarily reflective of the prices the Company expects to receive in the future. Other than gas sold under contractual arrangements including swaps, futures contracts and options, gas prices were $3.54 and $2.03 at December 31, 1996 and 1995, respectively.

     Volumetric production payment volumes represent oil and gas reserves purchased from third parties which entitle the Company to a specified volume of oil and gas to be delivered over a stated time period. The related volumes stated herein reflect scheduled amounts of oil and gas to be delivered to the Company at agreed delivery points, and are stated at year-end prices. The Company does not bear any development or lease operating expenses associated with the volumetric production payments.

PRODUCTION REVENUES AND COSTS

     Information with respect to production revenues and costs related to oil and gas producing activities is as follows:

                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                             1996         1995         1994
-----------------------------------------------------------------------------------------------------------
                                                                             (DOLLARS IN THOUSANDS)
Revenue                                                                  $107,959      $85,424      $65,773
Production (lifting) costs                                                 11,693        6,623        7,063
Technical support and other                                                 4,401        2,373        2,671

Depreciation, depletion and amortization                                   44,565       37,859       18,538
-----------------------------------------------------------------------------------------------------------
          Total expenses                                                   60,659       46,855       28,272
-----------------------------------------------------------------------------------------------------------
Pretax income from producing activities                                    47,300       38,569       37,501
Income taxes                                                               17,381       12,549       12,041
-----------------------------------------------------------------------------------------------------------
Results of oil and gas producing activities (excluding
  corporate overhead and interest)                                        $29,919      $26,020      $25,460
===========================================================================================================
Capitalized costs incurred:
  Property acquisition                                                   $198,927      $77,515      $27,772
  Exploration                                                              18,315       16,891       12,599
  Development                                                              54,889       26,859       33,311
-----------------------------------------------------------------------------------------------------------
          Total capitalized costs incurred                               $272,131     $121,265      $73,682
===========================================================================================================
Capitalized costs at year-end:
  Proved properties                                                      $536,817     $284,597     $169,624
  Unproved properties                                                      10,574        7,297        5,074
-----------------------------------------------------------------------------------------------------------
                                                                          547,391      291,894      174,698
Less accumulated depreciation, depletion and
  amortization                                                          (131,521)     (86,936)     (49,077)
Net investment in oil and gas producing properties                       $415,870     $204,958     $125,621
===========================================================================================================

DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED)

     The following information relating to discounted future net cash flows has been prepared on the basis of the Company's estimated net proved oil and gas reserves in accordance with FASB Statement No. 69.

DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

                                                                             DECEMBER 31,
                                                                    ----------------------------
                                                                        1996           1995
------------------------------------------------------------------------------------------------
                                                                        (DOLLARS IN THOUSANDS)
Future cash inflows                                                    $1,213,604       $521,914

Future costs:

  Production                                                            (320,457)       (94,880)

  Development                                                            (43,882)       (21,985)

  Discount -- 10% annually                                              (291,653)      (113,964)
------------------------------------------------------------------------------------------------
  Present value of future net revenues                                    557,612        291,085

  Future income taxes, discounted at 10%                                (120,013)       (59,322)
------------------------------------------------------------------------------------------------
Standardized measure of discounted future net cash flows                 $437,599       $231,763
================================================================================================

CHANGES IN DISCOUNTED FUTURE NET CASH FLOWS FROM PROVED RESERVE QUANTITIES

                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                                       1996         1995         1994
-------------------------------------------------------------------------------------------------------
                                                                            (DOLLARS IN THOUSANDS)

Balance, beginning of year                                        $ 231,763    $ 179,660    $ 160,884

Increases (decreases)

  Sales, net of production costs                                    (96,266)     (78,801)     (58,710)

  Net change in prices, net of production costs                      50,328        9,593      (11,180)

  Discoveries and extensions, net of future production
      and development costs                                          67,791       22,417       26,930

  Changes in estimated future development costs                       2,005         (862)      (9,622)

  Change due to acquisition of reserves in place                    292,557      108,798       26,038

  Development costs incurred during the period                       10,411        9,672       13,924

  Revisions of quantity estimates                                   (45,003)     (19,256)       1,532

  Accretion of discount                                              29,108       24,033       21,017

  Net change in income taxes                                        (60,691)       2,021      (12,060)

  Sales of reserves in place                                        (11,507)      (1,931)          --

  Changes in production rates (timing) and other                    (32,897)     (23,581)      20,907
-------------------------------------------------------------------------------------------------------
  Net increase                                                      205,836       52,103       18,776
-------------------------------------------------------------------------------------------------------
Balance, end of year                                              $ 437,599    $ 231,763    $ 179,660
=======================================================================================================

RESERVE INFORMATION (UNAUDITED)

     The following information with respect to the Company's net proved oil and gas reserves are estimates based on reports prepared by independent petroleum engineers (principally Ryder Scott Company, R.A. Lenser and Associates, Inc. and
H. J. Gruy and Associates, Inc.). Proved developed reserves represent only those reserves expected to be recovered through existing wells using equipment currently in place. Proved undeveloped reserves represent proved reserves expected to be recovered from new wells or from existing wells after material recompletion expenditures. All of the Company's reserves are located within the United States.


                                     ---------------------------------------------------------------------
                                             1996                   1995                    1994
                                       GAS         OIL         GAS        OIL         GAS          OIL
                                      MMcf        Mbbl        MMcf        Mbbl        MMcf         Mbbl
----------------------------------------------------------------------------------------------------------
Proved developed and undeveloped
  reserves
Balance, beginning of  year         140,963       7,517      89,184       2,319      69,740       2,578
Production                          (25,581)       (758)    (19,129)       (196)    (11,304)       (211)
Discoveries, extensions, etc         21,998       2,196      10,399         202      10,924          33
Acquisition of reserves in place    157,051       7,245      71,560       5,449      18,206         148
Sales of reserves in place           (9,224)       (492)     (3,751)         (3)         --          --

Revisions of estimates              (17,182)     (1,077)     (7,300)       (254)      1,618        (229)
----------------------------------------------------------------------------------------------------------
Balance, end of year                268,025      14,631     140,963       7,517      89,184       2,319
==========================================================================================================
Proved developed reserves
  Balance, beginning of year        121,987       3,808      74,215       1,336      61,016       1,579
----------------------------------------------------------------------------------------------------------
  Balance, end of year              236,454      12,133     121,987       3,808      74,215       1,336
==========================================================================================================



13. SUBSEQUENT EVENTS

     In January 1997 the Company completed a public offering of 3,000,000 shares of its common stock. The net proceeds to the Company of approximately $110.7 million were used to reduce outstanding indebtedness under the bank credit facilities.

     In February 1997, the Company entered into an agreement to sell its Texas intrastate natural gas pipeline system together with related marketing assets and a joint venture gathering system for $28 million in cash, resulting in a pre-tax gain of approximately $9.5 million. The proceeds from the sale will be used to fund a portion of the Company's 1997 capital budget.

                                    PART III

     Item 10 - Directors and Executive Officers of the Registrant, Item 11 - Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management, and Item 13 - Certain Relationships and Related Transactions are incorporated by reference from the Company's definitive proxy statement relating to its 1997 Annual Meeting of Stockholders.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  Financial statements, financial statement schedules, and exhibits.

     (1) The following consolidated financial statements of KCS and its subsidiaries are presented in Item 8 of this Form 10-K.

                                                                                                Page
                                                                                                ----

Report of Independent Public Accountants ..................................................      24

Statements of Consolidated Income for the years ended December 31, 1996, 1995 and 1994 ....      25

Consolidated Balance Sheets at December 31, 1996 and 1995 .................................      26

Statements of Consolidated Stockholders' Equity for the years ended December 31, 1996, 1995
 and 1994 .................................................................................      27

Statements of Consolidated Cash Flows for the years ended December 31, 1996, 1995 and 1994       28

Notes to Consolidated Financial Statements ................................................   29-45

     (2)  Financial Statement Schedules

     The following financial statement schedule for KCS Energy, Inc. is filed as a part of this Form 10-K. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     Schedule  Number

     II  Valuation  and  Qualifying  Accounts  for the  three-year  period ended
     December 31, 1996..... 49

     (3)  Exhibits

     See "Exhibit Index" located on page 50 of this Form 10-K for a listing of all exhibits filed herein or incorporated by reference to a previously filed registration statement or report with the Securities and Exchange Commission
("SEC").


(b) Reports on Form 8-K.

     During the three months ended December 31, 1996, the registrant filed the following reports on Form 8-K:

     On November 5, 1996, the registrant reported, under Item 5 of Form 8-K, that it had entered into a letter of intent to make a significant acquisition of assets. This report was amended, under Item 2 of Form 8-K, on November 15, 1996 and January 9, 1997.

     On November 25, 1996, the registrant reported, under Item 5 of Form 8-K, that a jury verdict had been reached in its previously disclosed litigation with Tennessee Gas Pipeline Company.

     On December 26, 1996, the registrant reported, under Item 5 of Form 8-K, that a settlement had been reached between the registrant and Tennessee Gas Pipeline Company on all items of litigation between them concerning the registrant's above-market-price, take-or-pay contract with Tennessee Gas Pipeline Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 KCS ENERGY, INC.
               --------------------
                 (Registrant)

Date: 3/26/97  By:/s/ Henry A. Jurand
                  --------------------
                     Henry A. Jurand, Senior Vice President,
                        Chief Financial Officer and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

      3/26/97                 /s/ James W. Christmas
      ------                  ----------------------------
      Date                        James W. Christmas, President
                                     & Chief Executive Officer & Director

      3/26/97                 /s/ Stewart B. Kean
      ------                  ----------------------------
      Date                        Stewart B. Kean, Chairman and Director

      3/26/97                 /s/ G. Stanton Geary
      ------                  ----------------------------
      Date                        G. Stanton Geary, Director

      3/26/97                 /s/ James E. Murphy
      ------                  ----------------------------
      Date                          James E. Murphy, Director

      3/26/97                  /s/ Robert G. Raynolds
      ------                  ----------------------------
      Date                          Robert G. Raynolds, Director

      3/26/97                 /s/ Joel D. Siegel
      ------                  ----------------------------
      Date                          Joel D. Siegel, Director

      3/26/97                 /s/ Christopher A. Viggiano
      ------                  ----------------------------
      Date                          Christopher A. Viggiano, Director

/s/ Henry A. Jurand                                           3/26/97
-------------------                                           -------
     Henry A. Jurand, Senior Vice President,                  Date
      Chief Financial Officer and Secretary

                                                                     Schedule II

                        KCS ENERGY, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

               FOR THE THREE YEARS ENDED DECEMBER 31, 1994 TO 1996

                                             Balance at       Charged to Costs                        Balance at End
                                            Beginning of           and                                    of
              Description                      Period           Expenses           Deductions           Period
--------------------------------------------------------------------------------------------------------------------
                                                                    Thousands of Dollars
Valuation accounts deducted in
balance sheet from accounts to which
they apply:

1996
------
   Investments and other assets                $  205             $   20                 --             $  225
                                               ===============================================================

   Accounts receivable                         $  415             $1,688             $   19             $2,084
                                               ===============================================================

1995
------
   Investments and other assets                $   55             $  150                 --             $  205
                                               ===============================================================

   Accounts receivable                         $  305             $  363             $  253             $  415
                                               ===============================================================

1994
------
   Investments and other assets                $   55                 --                 --             $   55
                                               ===============================================================

   Accounts receivable                         $   99             $  206                 --             $  305
                                               ===============================================================

                                  Exhibit Index

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

         iii Indenture dated as of January 15, 1996 between KCS, certain of its subsidiaries and Fleet National Bank of Connecticut, Trustee, filed as Exhibit 4 to Current Report on Form 8-K dated January 25, 1996.

         iv         Form of 11% Senior Note due 2003 (included in Exhibit (4)
                    (iii)).

(10)     i          Performance Unit Plan filed as Exhibit 10B of Registrant's
                    Form 10 filed with the SEC May 13, 1988.*

         ii 1988 KCS Group, Inc. Employee Stock Purchase Program filed as Exhibit 4.1 to Form S-8 Registration Statement No. 33-24147 filed with the SEC on September 1, 1988.*

         iii Amendments to 1988 KCS Energy, Inc. Employee Stock Purchase Program filed as Exhibit 4.2 to Form S-8 Registration Statement No. 33-63982 filed with SEC June 8, 1993.*

         iv 1988 Stock Plan filed as Exhibit 10A of Registrant's Form 10 filed with the SEC May 13, 1988 and as Exhibit 4.1 to Form S-8 Registration Statement No. 33-25707 filed with the SEC on November 21, 1988.*

         v          KCS Group, Inc. Savings and Investment Plan filed as Exhibit
                    4.1 to Form S-8 Registration Statement No. 33-28899 filed with the SEC on May 16, 1989.*

         vi 1992 Stock Plan filed as Exhibit 4.1 to Form S-8 Registration Statement No. 33-45923 filed with the SEC on February 24, 1992.*

        vii Purchase and Sale Agreement dated as of November 30, 1995 between the Company and Hawkins Oil of Michigan, Inc. (formerly Savoy Oil & Gas, Inc.), Conveyance of Production Payment dated as of November 30, 1995, Production and Delivery Agreement dated as of November 30, 1995, Option Agreement dated as of November 30, 1995, Drilling Participation Agreement dated December 7, 1995, Assignment and Bill of Sale (Working Interests) filed with the SEC as Exhibits 2.1 through 2.6 to Form 8-K on December 22, 1995.

        viii Purchase and Sale Agreement dated September 8, 1995 by and between Natural Gas Processing Co., a Wyoming corporation, and KCS Resources, Inc., a Delaware corporation filed with the SEC as Exhibit 2.1 to Form 8-K on November 22, 1995.

        ix Credit Agreement among KCS Resources, Inc., KCS Pipeline Systems, Inc., KCS Michigan Resources, Inc. and KCS Energy Marketing, Inc., Canadian Imperial Bank of Commerce, New Agency, as Agent, CIBC Inc., as Collateral Agent, Bank One, Texas, National Association, as Co-Agent, NationsBank of Texas, N.A. as Co-Agent dated September 25, 1996 - filed herewith.

        x Guaranty by KCS Energy, Inc. in Favor of Canadian Imperial Bank of Commerce, New York Agency, as Agent dated September 25, 1996 - filed herewith.


        xi Stock Purchase Agreement by, between and among KCS Energy, Inc., InterCoast Energy Company, and InterCoast Gas Services Company dated November 14, 1996 filed with the SEC as
                    Exhibit 2.1 to Form 8-K/A on November 15, 1996.

        xii Credit Agreement among KCS Medallion Resources, Inc., KCS Energy, Inc., KCS Energy Services, Inc., Medallion Gas Services, Inc., and GED Energy Services, Inc. and Canadian Imperial Bank of Commerce, New York Agency, as Agent, CIBC Inc., as Collateral Agent, NationsBank of Texas, N.A. as Co-Agent dated January 2, 1997 - filed herewith.

(11) Statement re computation of per share earnings - filed herewith.

(21)                Subsidiaries of the Registrant - filed herewith .

(23)    i           Consent of Arthur Andersen LLP - filed herewith.

        ii Consent of R.A. Lenser and Associates, Inc. - filed herewith.

        iii         Consent of H. J. Gruy and Associates, Inc. - filed herewith.

        iv          Consent of Ryder Scott Company - filed herewith.

-----------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit.