Form 10-Q
period 1997-03-31
KCS ENERGY INC
filed 1997-05-15
CIK 832820

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
_____  EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Common Stock, $0.01 par value: 14,625,647 shares outstanding as of April 30, 1997.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME




                                                              Three Months Ended
                                                                   March 31,
                                                         -----------------------------
(Thousands of Dollars) Unaudited                              1997             1996
-----------------------------------------------------    ------------     ------------
Oil and gas revenue                                           $39,234          $26,781
Other revenue, net                                                645              412
--------------------------------------------------------------------------------------
Total revenue                                                  39,879           27,193

Operating costs and expenses
      Production (lifting) costs                                8,463            2,265
      Other operating and administrative                        3,049            1,807
      Depreciation, depletion and amortization                 14,651           11,286
--------------------------------------------------------------------------------------
Total operating costs and expenses                             26,163           15,358
--------------------------------------------------------------------------------------
Operating income                                               13,716           11,835
Interest and other income, net                                     35            1,591
Interest expense                                               (5,186)          (4,050)
--------------------------------------------------------------------------------------
Income from continuing operations before income taxes           8,565            9,376
Federal and state income taxes                                  3,161            3,403
--------------------------------------------------------------------------------------
Income from continuing operations                               5,404            5,973
Discontinued operations
      Net loss from operations                                    (72)            (118)
      Net gain on disposition                                   5,461               --
--------------------------------------------------------------------------------------
Net income                                                    $10,793          $ 5,855
======================================================================================
Earnings per share of common stock
    and common stock equivalents:
     Continuing operations                                    $  0.39          $  0.51
     Discontinued operations                                     0.38            (0.01)
--------------------------------------------------------------------------------------
                                                              $  0.77          $  0.50
Average shares of common stock and
     and common stock equivalents outstanding              14,030,865       11,788,301
======================================================================================
Cash dividends per share                                      $  0.03          $  0.03
======================================================================================

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                   March 31,     Dec. 31,
(Thousands of Dollars) Unaudited                     1997          1996
--------------------------------                   ---------     ---------
Assets
------
Current assets
      Cash and cash equivalents                     $  3,309      $  5,100
      Trade accounts receivable, net                  31,850        30,307
      Net assets of discontinued operations              857        20,475
      Other current assets                             4,000         8,392
--------------------------------------------------------------------------
          Current assets                              40,016        64,274
--------------------------------------------------------------------------
Oil and gas properties, full cost
      method, net                                    432,377       415,870
Other property, plant and equipment, net              14,692        14,483
--------------------------------------------------------------------------
          Property, plant and equipment, net         447,069       430,353
--------------------------------------------------------------------------
Investments and other assets                          10,888        11,010
--------------------------------------------------------------------------
                                                    $497,973      $505,637
==========================================================================
Liabilities and stockholders' equity
------------------------------------
Current liabilities
      Accounts payable                              $ 21,967      $ 24,144
      Accrued liabilities                              6,903        15,558
--------------------------------------------------------------------------
          Current liabilities                         28,870        39,702
--------------------------------------------------------------------------
Deferred credits and other liabilities                36,836        29,966
--------------------------------------------------------------------------
Long-term debt                                       185,283       310,347
--------------------------------------------------------------------------
Stockholders' equity
   Common stock, par value $0.01 per
       share - authorized 50,000,000
       shares, issued 15,514,875 and
       12,438,235, respectively                          155           125
   Additional paid-in capital                        141,566        30,587
   Retained earnings                                 108,651        98,298
   Less treasury stock, 900,478 shares, at cost       (3,388)       (3,388)
--------------------------------------------------------------------------
          Total stockholders' equity                 246,984       125,622
--------------------------------------------------------------------------
                                                    $497,973      $505,637
==========================================================================

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                  CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS


                                                             Three Months Ended
                                                                  March 31,
(Thousands of Dollars) Unaudited                            1997          1996
--------------------------------                          ---------     ---------
Cash flows from operating activities:
      Net income                                          $  10,793     $   5,855
      Non-cash charges (credits):
        Depreciation, depletion and amortization             14,740        11,630
        Gain on disposition of discontinued operations       (5,461)           --
        Other non-cash charges and credits, net               3,249         3,129
---------------------------------------------------------------------------------
                                                             23,321        20,614
      Net changes in assets and liabilities:
        Trade accounts receivable                            28,673        (7,982)
        Receivable from Tennessee Gas                            --        (9,310)
        Accounts payable and accrued liabilities            (39,641)           22
        Other, net                                            4,007            39
---------------------------------------------------------------------------------
Net cash provided by operating activities                    16,360         3,383
---------------------------------------------------------------------------------
Cash flows from investing activities:
      Investment in oil and gas properties                  (31,690)       (9,250)
      Proceeds from sale of pipeline assets                  27,907            --
      Proceeds from sale of oil and gas properties              789           718
      Other capital expenditures                               (581)         (943)
---------------------------------------------------------------------------------
Net cash used in investing activities                        (3,575)       (9,475)
---------------------------------------------------------------------------------

Cash flows from financing activities:
      Proceeds from debt                                     10,705       150,345
      Repayments of debt                                   (135,791)     (139,200)
      Proceeds from issuance of common stock                111,110           306
      Deferred financing costs                                 (153)       (4,772)
      Dividends paid                                           (347)         (344)
      Other, net                                               (100)         (116)
---------------------------------------------------------------------------------
Net cash provided by (used in) financing activities         (14,576)        6,219
---------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents         (1,791)          127
Cash and cash equivalents at beginning of period              5,100         5,846
---------------------------------------------------------------------------------
Cash and cash equivalents at end of period                $   3,309     $   5,973
=================================================================================

      The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. Interest payments were $9,967,000 and $2,041,000 for the three months ended March 31, 1997 and March 31, 1996, respectively. Income tax payments were $800,000 during the three months ended March 31, 1996. No income tax payments were made during the three months ended March 31, 1997.

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

2. Discontinued Operations - During the first quarter of 1997, the Board of Directors approved a plan to discontinue the Company's natural gas transportation and marketing operations in order to focus on the core oil and gas exploration and production operations. As of March 31, 1997, the Company sold its Texas intrastate natural gas pipeline system, together with related marketing assets and a joint venture gathering system for and received approximately $28 million in cash. Management continues pursuing the sale of its remaining third-party natural gas marketing operations which is expected to be concluded during 1997. The results for the transportation and marketing operations have been classified as discontinued operations for all periods presented in the Condensed Statements of Consolidated Income. The assets and liabilities of discontinued operations have been classified in the Condensed Consolidated Balance Sheet as "Net assets of discontinued operations". Net assets of the Company's discontinued operations at March 31, 1997 and December 31, 1996 are as follows:

                                               March 31,  Dec. 31,
       (Thousands of dollars)                    1997      1996
       -----------------------------------------------------------
       Assets
          Current Assets
             Accounts receivable, net          $30,817   $61,632
             Other                               3,101     2,995
                                               -------   -------
                 Total current assets           33,918    64,627
          Net property, plant and equipment        126    17,977
          Other non-current assets               2,313     1,964
                                               -------   -------
             Total                              36,357    84,568

       Liabilities
          Current liabilities                   35,469    61,884
          Non-current liabilities                   31     2,209
                                               -------   -------
             Total                              35,500    64,093
                                               -------   -------
       Net assets of discontinued operations   $   857   $20,475
                                               =======   =======

                        KCS ENERGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summarized results of operations of the discontinued transportation and marketing operations are as follows:

                                                 For the Three Months Ended
                                                          March 31,
                                                 --------------------------
      (Thousands of dollars)                          1997         1996
      ---------------------------------------------------------------------
      Revenues                                       22,015      114,522
      Costs and expenses *                           22,129      114,680
      ---------------------------------------------------------------------
      Income (loss) before income taxes                (114)        (158)
      Provision (benefit) for income taxes              (42)         (40)
      ---------------------------------------------------------------------
      Income (loss) from discontinued operations        (72)        (118)
      =====================================================================

      Gain on disposal before income taxes **         8,668           --
      Provision for income taxes                      3,207           --
      ---------------------------------------------------------------------
      Net gain on disposal                            5,461           --
      =====================================================================

* Includes allocated interest expense of $78 and $696 for the first quarter of 1997 and 1996, respectively.

** 1997 includes $1.1 million provision for losses during the wind down period.

      Discontinued operations have not been segregated in the Condensed Statements of Consolidated Cash Flows and, therefore, amounts for certain captions will not agree with the respective Condensed Statements of Consolidated Income and Condensed Consolidated Balance Sheets .

3. In January 1997, the Company completed a public offering of 3,000,000 shares of its common stock. The net proceeds to the Company of approximately $110.6 million were used to reduce outstanding indebtedness under its bank credit facilities.

4. On May 6, 1997, the Company's Board of Directors approved a two-for-one stock split of its common stock effective June 30, 1997 to stockholders of record on June 3, 1997. The references in the financial statements included in this Form 10-Q to the weighted average number of common shares outstanding and earnings per share do not reflect the stock split as it has not yet occurred.

5. In October 1996, the American Institute of Certified Public Accountants issued statement of Position 96-1, "Environmental Remediation Liabilities" (the
SOP), which was adopted by the Company in the first quarter of 1997. The SOP provides guidance concerning the recognition, measurement and disclosure of environmental remediation liabilities. The adoption of the SOP did not have a material effect of the Company's financial position or results of operations.

6. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per share", which specifies the computation, presentation and disclosure requirements for earnings per share. This statement is effective for fiscal years ending after December 15, 1997, ad earlier adoption is not permitted. Adoption of the provisions of this statement is not expected to have a material effect on reported earnings per share.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      Results of operations for the three months ended March 31, 1997, as compared to the same period a year ago, reflect several important developments. The Medallion acquisition, which was completed as of December 31, 1996, significantly increased the overall size of the Company, doubling its oil and gas production and proved reserves. Another important development was the termination, as of January 1, 1997, of the Tennessee Gas contract. Prior to its termination, the Tennessee Gas contract and its above-market-pricing provisions had a material and positive effect on the Company's gas revenue, income and cash flow. Also during the first quarter of 1997, the Company sold its principal natural gas transportation asset, the Texas intrastate pipeline for approximately $28 million and decided to dispose of its remaining third-party gas marketing operations. Accordingly, the condensed statements of consolidated income and condensed consolidated balance sheets have been restated to reflect the natural gas transportation and marketing operations as discontinued operations. See Notes 2 and 9 to Consolidated Financial Statements in the Company's 1996 Annual Report to Stockholders for more information on the Medallion acquisition and the Tennessee Gas contract, respectively. See Note 2 to Condensed Consolidated Financial Statements in this Form 10-Q for further information regarding the discontinued operations.

Results of Operations

      Net income for the three months ended March 31, 1997 was $10.8 million, or $0.77 per share, compared to $5.9 million, or $0.50 per share, for the same period a year ago. Income from continuing operations was $5.4 million, or $0.39 per share, compared to $6.0 million, or $0.51 per share last year. Significantly higher oil and gas production, along with higher oil and gas prices in the current year period were offset by the impact of the termination of the Tennessee Gas contract and higher net interest costs.

      Income from discontinued operations was $5.4 million, or $0.38 per share, compared to a loss of $0.1 million, or $0.01 per share. The income from discontinued operations arose mainly from the gain on the sale of the Texas intrastate pipeline, net of the estimated costs of terminating the third-party gas marketing operations.

Oil and gas revenue

                                    Three Months Ended
                                         March 31,
                                    ------------------
                                      1997      1996
                                     ------    ------
             Production
                Oil (Mbbl)              455       159
                Liquids (Mbbl)           43        --
                Gas (MMcf)           11,239     6,457
                Total (MMcfe)        14,225     7,411

             Average Price
                Oil (per bbl)       $ 21.21   $ 17.89
                Liquids (per bbl)     12.44        --
                Gas (per MMcf)         2.59      3.71
                Total (Per MMcfe)      2.76      3.61

             Revenue
               Oil                  $ 9,651   $ 2,840
               Liquids                  529        --
               Gas                   29,054    23,941
                                    -------   -------
             Total                  $39,234   $26,781
                                    =======   =======

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Largely due to higher oil and gas production, oil and gas revenue increased $12.5 million to $39.2 million for the three months ended March 31, 1997, compared to the same period last year. Oil and liquids production increased 213% to 498,000 barrels while gas production increased 74% to 11.2 Bcf. Offsetting the benefits of higher production, average realized gas prices declined by 30% to $2.59 per Mcf, compared to $3.71 per Mcf last year due to the termination of the Tennessee Gas contract, while average realized oil prices increased 19% to $21.21 per barrel.

      Gas revenue increased $5.1 million for the three months ended March 31, 1997, compared to the same period in the prior year. Higher production, primarily as a result of the Medallion acquisition, added $12.3 million to revenue. The termination of the Tennessee Gas contract as of January 1, 1997 reduced revenue by $8.5 million and offset the benefit of otherwise higher average realized gas prices of $2.59 per Mcf, compared to $2.39 per Mcf last year. The increase in the average realized price for gas not covered by the Tennessee Gas contract added $1.3 million to revenue.

      Oil and liquids revenue increased $7.3 million during the 1997 three-month period, compared to the same period a year ago. Higher production, primarily due to the Medallion acquisition and expanded operations in the Rocky Mountains added $6.8 million to revenue. The increase in average realized oil price added $0.5 million to oil revenue.

Production (lifting) costs

      The $6.2 million increase in production (lifting) costs during the current year three-month period was principally due to the higher level of oil and gas production and the Company's expanded operations in the Rocky Mountain region, particularly in the Manderson Field. Contributing also to the increase were production taxes, which are generally based on a fixed percentage of revenue. In prior periods, the Tennessee Gas contract provided for reimbursement of production taxes for production under the contract. Therefore, since the Company's oil and gas revenue, excluding the Tennessee Gas contract premium of $8.5 million, was approximately $21.0 million or 115% higher than a year ago, production taxes increased accordingly.

Other operating and administrative expenses

      Other operating and administrative expenses increased $1.2 million to $3.0 million during the three months ended March 31, 1997, compared to the same period last year, primarily as a result of the Medallion acquisition and the Company's significant growth in the Rocky Mountain region.

Depreciation, depletion and amortization

      The Company provides for depreciation, depletion and amortization ("DD&A") using the future gross revenue method based on recoverable reserves valued at current prices. During the three months ended March 31, 1997, DD&A increased $3.4 million largely due to higher oil and gas production offset by the impact of a decline in the DD&A accrual rate. The decline in the rate, from 42% to 37% of oil and gas revenue, reflects the higher year-end 1996 oil and gas prices, compared to year-end 1995 prices.

Interest and Other Income, net

      The $1.6 million of interest and other income in the 1996 three-month period was primarily from interest income accruals on outstanding receivables related to the Tennessee Gas litigation. The outstanding receivables plus interest were paid by Tennessee Gas on September 30, 1996.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Expense
      Interest expense was $5.2 million during the three months ended March 31, 1997 compared to $4.1 for the three months ended March 31, 1996. This increase resulted from higher average borrowings, partially offset by lower average interest rates during the current year period. Average borrowings for the three months ended March 31, 1997 were $245.7 million, compared to $174.7 million for the same period last year. The higher average borrowings in 1997 reflect the expansion of the Company's oil and gas operations including the Medallion acquisition which was initially funded with borrowings under the Company's bank credit facilities. Proceeds from the January 1997 three million share common stock offering of approximately $110.6 million were used to pay down a portion of those borrowings. The interest rates on borrowings outstanding during the 1997 three-month period averaged 9.78% compared to 10.19% for the same period a year ago.

Liquidity and Capital Resources
Cash Flow From Operating Activities
      Net income adjusted for non-cash charges increased to $23.3 million for the three months ended March 31, 1997, compared to $20.6 during the same period in 1996. The increase reflects cash flow from the properties acquired as part of the Medallion acquisition which more than offset the impact of the termination of the Tennessee Gas contract and its above-market pricing provisions. Net cash provided by operating activities was $16.4 million during the current year three month period, compared to $3.4 million for the three months ended March 31, 1996. The prior year period reflected a short-term working capital requirement resulting from the timing of cash receipts and payments. The cash flow impacts in the current period of reductions in trade accounts receivable ($28.7 million) and in accounts payable and accrued liabilities ($39.6 million) are largely related to the discontinuance of the marketing operations.

Investing Activities
      Capital expenditures for the three months ended March 31, 1997 were $32.2 million. Of that total, $23.6 million was for development drilling, $5.5 million was for lease acquisitions, seismic surveys and exploratory drilling and $2.6 million for the purchase of proved reserves. As of March 31, 1997, the Company completed the sale of its principal pipeline asset for a net purchase price of $27.9 million, the proceeds of which were used to pay down bank debt.

      Capital spending for 1997 has initially been budgeted at $160 million. Of that total, $70 million has initially been allocated to development drilling, $25 million for exploration and $65 million for oil and gas property acquisitions, including reserves acquired under the Company's VPP program. The Company believes that internally generated cash, sales of certain non-strategic assets, e.g., the pipeline sale, and borrowings under its bank credit facilities will be sufficient to fund its 1997 capital budget.

Financing Activities
      In January 1997, the Company completed a public offering of 3,000,000 shares of common stock. The net proceeds to the Company of approximately $110.6 million were used to reduce outstanding indebtedness under its bank credit facilities.

Equity Availability
      KCS has 5 million authorized but unissued shares of preferred stock and, following the June 1997 two-for-one stock split, will have over 20.7 million shares of common stock available for future equity financing.

                          KCS ENERGY, INC. - FORM 10-Q
                           PART II - OTHER INFORMATION



Item 6.     Exhibits and Reports on Form 8-K

            (a) Exhibits:

                Exhibit 11 - Statement re computation of per share earnings.

                Exhibit 27 - Financial Data Schedule.

            (b) Reports on Form 8-K.

                      On January 9, 1997 the registrant reported, under Item 2
            of Form 8K/A2, that it had completed a significant acquisition of assets.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       KCS ENERGY, INC.



May 12, 1997                           /s/  HENRY A. JURAND
------------                           --------------------
                                            Henry A. Jurand
                                          Senior Vice President, Chief Financial
                                          Officer and Secretary

                                EXHIBIT INDEX
                                -------------


         Exhibit 11 - Statement re computation of per share earnings.

         Exhibit 27 - Financial Data Schedule.