Form 10-Q
period 1997-06-30
KCS ENERGY INC
filed 1997-08-14
CIK 832820

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----          SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1997

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-----          SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ----------------

Commission file number 1-11698
                       -------
                                KCS ENERGY, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                       22-2889587
-------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

379 Thornall Street, Edison, New Jersey                     08837
-------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (908) 632-1770
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
-------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report.)

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

          Common Stock, $0.01 par value: 29,366,881 shares outstanding as of July 31, 1997.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME

                                                                         Three Months Ended               Six Months Ended
(Dollars in thousands except per share data)                                  June 30,                        June 30,
                                                                       ------------------------        ------------------------
                                         Unaudited                        1997           1996            1997            1996
--------------------------------------------------                     --------        --------        --------        --------

Oil and gas revenue                                                    $ 30,589        $ 26,292        $ 69,823        $ 53,073
Other revenue, net                                                        1,962            (194)          2,607             309
-------------------------------------------------------------------------------------------------------------------------------
Total revenue                                                            32,551          26,098          72,430          53,382

Operating costs and expenses
         Lease operating expenses                                         7,011           1,928          13,699           3,573
         Production taxes                                                 1,312             497           3,086           1,117
         Other operating and administrative                               2,289           1,942           5,338           3,749
         Depreciation, depletion and amortization                        13,914          11,010          28,565          22,387
-------------------------------------------------------------------------------------------------------------------------------
Total operating costs and expenses                                       24,526          15,377          50,688          30,826
-------------------------------------------------------------------------------------------------------------------------------
Operating income                                                          8,025          10,721          21,742          22,556
Interest and other income, net                                              119           1,619             230           3,210
Interest expense                                                         (4,536)         (3,672)         (9,798)         (7,722)
-------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes                     3,608           8,668          12,174          18,044
Federal and state income taxes                                            1,316           3,144           4,477           6,547
-------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                         2,292           5,524           7,697          11,497
Discontinued operations
         Net loss from operations                                            --            (537)            (72)           (655)
         Net gain on disposition                                             --              --           5,461              --
-------------------------------------------------------------------------------------------------------------------------------
Net income                                                             $  2,292        $  4,987        $ 13,086        $ 10,842
===============================================================================================================================

Earnings per share of common stock and common stock equivalents:
         Continuing operations                                         $   0.08        $   0.23        $   0.27        $   0.49
         Discontinued operations                                             --           (0.02)           0.18           (0.03)
-------------------------------------------------------------------------------------------------------------------------------
                                                                       $   0.08        $   0.21        $   0.45        $   0.46
Average shares of common stock and
         common stock equivalents outstanding                            29,970          23,790          29,021          23,683
===============================================================================================================================

Cash dividends per share                                               $  0.015        $  0.015        $  0.030        $  0.030
===============================================================================================================================


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           June 30,       December 31,
(Dollars in thousands except per share data)                 1997             1996
                                                           ---------        ---------
                                    Unaudited
Assets
Current assets
      Cash and cash equivalents                            $   4,543        $   5,100
      Trade accounts receivable, net                          34,779           30,307
      Net assets of discontinued operations                    5,882           26,658
      Other current assets                                     5,212            8,392
-------------------------------------------------------------------------------------
           Current assets                                     50,416           70,457
-------------------------------------------------------------------------------------
Oil and gas properties, full cost method, net                470,053          415,870
Other property, plant and equipment, net                      14,682           14,483
-------------------------------------------------------------------------------------
           Property, plant and equipment, net                484,735          430,353
-------------------------------------------------------------------------------------
Investments and other assets                                   8,404           11,010
-------------------------------------------------------------------------------------
                                                           $ 543,555        $ 511,820
=====================================================================================

Liabilities and stockholders' equity
Current liabilities
      Accounts payable                                     $  31,133        $  24,144
      Accrued liabilities                                     10,889           15,558
-------------------------------------------------------------------------------------
           Current liabilities                                42,022           39,702
-------------------------------------------------------------------------------------
Deferred credits and other liabilities                        43,557           36,149
-------------------------------------------------------------------------------------
Long-term debt                                               207,500          310,347
-------------------------------------------------------------------------------------
Stockholders' equity
      Common stock, par value $0.01 per
           share - authorized 50,000,000
           shares, issued 31,167,270 and
           24,976,340 respectively                               312              249
      Additional paid-in capital                             143,197           30,463
      Retained earnings                                      110,355           98,298
      Less treasury stock, 1,801,496 shares, at cost          (3,388)          (3,388)
-------------------------------------------------------------------------------------
           Total stockholders' equity                        250,476          125,622
-------------------------------------------------------------------------------------
                                                           $ 543,555        $ 511,820
=====================================================================================



The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                   Six Months Ended
                                                                        June 30,
                                                               --------------------------
(Dollars in thousands)                        Unaudited           1997            1996
-------------------------------------------------------        ----------       ---------
Cash flows from operating activities:
      Net income                                               $  13,086        $  10,842
      Non-cash charges:
          Depreciation, depletion and amortization                28,565           22,912
          Gain on disposition of discontinued operations          (5,461)              --
          Other non-cash charges and credits, net                  4,710            2,790
-----------------------------------------------------------------------------------------
                                                                  40,900           36,544
      Net changes in assets and liabilities:
          Trade accounts receivable                               36,682            5,174
          Receivable from Tennessee Gas                               --          (13,272)
          Accounts payable and accrued liabilities               (37,504)         (18,612)
          Other, net                                               5,505             (164)
-----------------------------------------------------------------------------------------
Net cash provided by operating activities                         45,583            9,670
-----------------------------------------------------------------------------------------

Cash flows from investing activities:
      Investment in oil and gas properties                       (85,436)         (26,498)
      Proceeds from the sale of pipeline assets                   27,907               --
      Proceeds from the sale of oil and gas properties             3,712           16,384
      Other capital expenditures, net                             (1,274)          (1,676)
-----------------------------------------------------------------------------------------
Net cash used in investing activities                            (55,091)         (11,790)
-----------------------------------------------------------------------------------------

Cash flows from financing activities:
      Proceeds from debt                                          49,100          165,145
      Repayments of debt                                        (151,991)        (161,202)
      Proceeds from issuance of common stock                     112,898              703
      Deferred financing costs                                      (169)          (4,956)
      Dividends paid                                                (787)            (692)
      Other, net                                                    (100)            (116)
-----------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                8,951           (1,118)
-----------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                           (557)          (3,238)
Cash and cash equivalents at beginning of period                   5,100            5,846
-----------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                     $   4,543        $   2,608
=========================================================================================


      The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. Interest payments were $10,622,000 and $2,661,000 for the six months ended June 30, 1997 and June 30, 1996 respectively. Income tax payments were $483,000 and $3,855,000 during the six months ended June 30, 1997 and June 30, 1996 respectively.

      The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

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

2. Discontinued Operations - During the first quarter of 1997, the Board of Directors approved a plan to discontinue the Company's natural gas transportation and marketing operations in order to focus on the core oil and gas exploration and production operations. As of March 31, 1997, the Company sold its Texas intrastate natural gas pipeline system, together with related marketing assets and a joint venture gathering system for approximately $28 million in cash. Management is pursuing the sale of its remaining third-party natural gas marketing operations, which is expected to be concluded during 1997. The results for the transportation and marketing operations have been classified as discontinued operations for all periods presented in the Condensed Statements of Consolidated Income. The assets and liabilities of discontinued operations have been classified in the Condensed Consolidated Balance Sheet as "Net assets of discontinued operations". Net assets of the Company's discontinued operations at June 30, 1997 and December 31, 1996 are as follows:



                                            June 30,    December 31,
(Thousands of dollars)                        1997         1996
------------------------------------------------------------------
Assets
     Current Assets
        Accounts receivable, net             $21,128       $61,632
        Other                                  1,996         2,995
                                             -------       -------
             Total current assets             23,124        64,627
     Net property, plant and equipment           130        17,977
     Other noncurrent assets                   2,075         1,964
                                             -------       -------
        Total                                 25,329        84,568

Liabilities
     Current liabilities                      19,091        55,701
     Noncurrent liabilities                      356         2,209
                                             -------       -------
        Total                                 19,447        57,910
                                             -------       -------
Net assets of discontinued operations        $ 5,882       $26,658
                                             =======       =======

                        KCS ENERGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summarized results of operations of the discontinued transportation and marketing operations are as follows:

                                                             Six Months Ended
                                                                 June 30,
                                                      -----------------------------
(Thousands of dollars)                                     1997             1996
-----------------------------------------------------------------------------------
Revenues                                                  22,015           181,511
Costs and expenses *                                      22,129           182,539
-----------------------------------------------------------------------------------
Income (loss) before income taxes                           (114)           (1,028)
Provision (benefit) for income taxes                         (42)             (373)
-----------------------------------------------------------------------------------
Income (loss) from discontinued operations                   (72)             (655)
===================================================================================

Gain on disposal before income taxes **                    8,668                 -
Provision for income taxes                                 3,207                 -
-----------------------------------------------------------------------------------
Net gain on disposal                                       5,461                 -
===================================================================================



* Includes allocated interest expense of $0.1 million and 1.7 million for the six-month period ended June 30, 1997 and 1996, respectively.

** 1997 includes $1.1 million provision for estimated losses during the wind-down period.

               Discontinued operations have not been segregated in the Condensed Statements of Consolidated Cash Flows and, therefore, amounts for certain captions will not agree with the respective Condensed Statements of Consolidated Income and Condensed Consolidated Balance Sheets.

3. Litigation. Reference is made to Note 9 - "Litigation" - to Consolidated Financial Statements in the Company's 1996 Annual Report to Stockholders for a description of pending litigation involving the Company. Since January 1, 1997, the only significant development with respect to such litigation is the settlement of the claim asserted by certain of the royalty owners in the Jesus Yzaguirre Royalty Basis suit that the largest lease contained therein had terminated in December 1975. On June 2, 1997, the trial judge signed an Order of Dismissal with Prejudice as to that claim.

4. In January 1997, the Company completed a public offering of 6,000,000 shares (giving effect to the two-for-one stock split effective June 30, 1997) of its common stock. The net proceeds to the Company of approximately $110.6 million were used to reduce outstanding indebtedness under its bank credit facilities.

5. On May 6, 1997, the Company's Board of Directors approved a two-for-one stock split of its common stock effective June 30, 1997 to stockholders of record on June 3, 1997. All references in the financial statements and notes thereto included in this Form 10-Q to the number of common shares and earnings per share reflect the stock split.

                        KCS ENERGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities" (the
SOP), which was adopted by the Company in the first quarter of 1997. The SOP provided guidance concerning the recognition, measurement and disclosure of environmental remediation liabilities. The adoption of the SOP did not have a material effect on the Company's financial position or results of operations.

7. In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128). This statement simplifies the computation of earnings per share (EPS). Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects potential dilution for options and warrants, using the Company's average share price for the period. FAS 128 is effective for periods ending after December 15, 1997.

               Pro-forma EPS under the methodology required by FAS 128 is as follows:



                                                  Three Months Ended             Six Months Ended
                                                        June 30,                      June 30,
                                                 ----------------------        ----------------------
                                                  1997           1996           1997           1996
                                                 -------       --------        -------       --------
Income from continuing operations                $ 2,292       $  5,524        $ 7,697       $ 11,497
Income (loss) from discontinued operations            --           (537)         5,389           (655)
                                                 ----------------------------------------------------
Net income                                       $ 2,292       $  4,987        $13,086       $ 10,842
                                                 ====================================================

Average shares of common stock outstanding        29,272         23,111         28,311         23,072

Pro-forma basic EPS
      Continuing operations                      $  0.08       $   0.24        $  0.27       $   0.50
      Discontinued operations                         --          (0.02)          0.19          (0.03)
                                                 ----------------------------------------------------
                                                 $  0.08       $   0.22        $  0.46       $   0.47
                                                 ====================================================

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
               Results of operations for the three and six months ended June 30, 1997, as compared to the same periods a year ago, reflect several important developments. The Medallion acquisition, which was completed as of December 31, 1996, significantly increased the overall size of the Company, more than doubling the Company's proved reserves. Another important development was the January 1, 1997 termination of the Tennessee Gas contract. Prior to its termination, the Tennessee Gas contract and its above-market-pricing provisions had a material and positive effect on the Company's gas revenue, income and cash flow. Also during the first quarter of 1997, the Company sold its principal natural gas transportation asset, the Texas intrastate pipeline, for approximately $28 million and elected to dispose of its remaining third-party gas marketing operations. Accordingly, the condensed statements of consolidated income and condensed consolidated balance sheets have been restated to reflect the natural gas transportation and marketing operations as discontinued operations. See Notes 2 and 9 to Consolidated Financial Statements in the Company's 1996 Annual Report to Stockholders for more information on the Medallion acquisition and the Tennessee Gas contract, respectively. See Note 2 to Condensed Consolidated Financial Statements in this Form 10-Q for further information regarding the discontinued operations.
               The following discussion focuses on material changes in results of operations for the three and six months ended June 30, 1997, compared to the three and six months ended June 30, 1996, and in financial condition since December 31, 1996.

Results of Operations
               Net income for the three months ended June 30, 1997 was $2.3 million, or $0.08 per share, compared to $5.0 million, or $0.21 per share last year. Significantly higher oil and gas production, in the current year three-month period, primarily as a result of the Medallion acquisition, was more than offset by the impact of the termination of the Tennessee Gas contract, lower average oil and gas prices and higher net interest costs. The 1996 quarter included a loss of $0.5 million, or $0.02 per share from discontinued operations.
               Net income for the six months ended June 30, 1997 was $13.1 million, or $0.45 per share, compared to $10.8 million, or $0.46 per share. Income from continuing operations was $7.7 million, or $0.27 per share, compared to $11.5 million, or $0.49 per share. Significantly higher oil and gas production was more than offset by the impact of the termination of the Tennessee Gas contract and higher net interest costs. In addition, current year earnings per share reflect the impact of 6.0 million additional shares outstanding following the January 1997 public equity offering. The current six-month period included $5.4 million or $0.18 per share, from discontinued operations, principally from the gain on sale of the Texas intrastate pipeline system.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue

                              Three Months Ended         Six Months Ended
                                    June 30,                  June 30,
                              -------------------       -------------------
                               1997         1996         1997         1996
                              ------       ------       ------       ------
Production:
      Oil (Mbbl)                 427          189          882          348
      Liquids (Mbbl)              28           --           70           --
      Gas (MMcf)              10,920        6,302       22,159       12,760
      Total (MMcfe)           13,648        7,436       27,872       14,848

Average Price:
      Oil (per bbl)         $  17.89     $  19.92     $  19.60     $  19.00
      Liquids (per bbl)        10.73           --        11.76           --
      Gas (per Mcf)             2.07         3.57         2.33         3.64
      Total (per Mcfe)          2.24         3.54         2.51         3.57

Revenue:
      Oil                   $  7,637     $  3,771     $ 17,289     $  6,611
      Liquids                    299           --          827           --
      Gas                     22,653       22,521       51,707       46,462
                              ------       ------       ------       ------
      Total                 $ 30,589     $ 26,292     $ 69,823     $ 53,073



               Oil and Gas Production. The Company's oil and gas production during the second quarter of 1997 increased 84% to 13.6 Bcfe, compared to 7.4 Bcfe during the second quarter of 1996. Production for the first six months of 1997 increased 88% to 27.9 Bcfe, compared to 14.8 Bcfe produced during the first six months of 1996. Oil and liquids production increased 141% to 455,000 barrels during the second quarter of 1997 and 174% to 952,000 barrels during the first six months of 1997. Gas production increased 73% to 10.9 Bcf during the second quarter of 1997 and 74% to 22.2 Bcf during the first six months of 1997. The production increases were primarily as a result of the Medallion acquisition.

               Gas revenue. For the three months ended June 30, 1997, gas revenue increased $0.1 million to $22.6 million, compared to the same period a year ago, as the increased production was offset by lower average realized prices. Production gains in the 1997 quarter added $9.7 million of revenue. Average realized prices decreased 42% to $2.07 principally due to the termination of the Tennessee Gas contract, which reduced revenue by $8.4 million. In addition, average realized prices for gas not covered by the Tennessee Gas contract declined 8%, which reduced revenue by $1.2 million.

               For the six months ended June 30, 1997, gas revenues increased $5.3 million to $51.7 million. Production gains added $22.2 of gas revenue during the 1997 period. The termination of the Tennessee Gas contract reduced revenue by $16.9 million. Average realized prices for gas not covered by the Tennessee Gas contract were $2.33 per Mcf, compared to $2.31 per Mcf last year.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               Oil and liquids revenue. Oil and liquids revenue during the second quarter of 1997 increased $4.2 million to $7.9 million. Production gains added $4.6 million, which was partially offset by a $0.4 million reduction due to lower average oil prices during the second quarter of 1997, compared to the same period a year ago.

               For the six months ended June 30, 1997 oil and liquids revenue increased $11.5 million to $18.1 million. Production gains added $11.3 million of oil and liquids revenue while the increase in average realized price added the remaining $0.2 million.

Other revenue, net

               The increase in 1997 other revenue, net includes $1.3 million from the settlement of a gas sales contract dispute.

Lease operating expenses

               Reflecting the substantial increase in oil and gas production, lease operating expenses increased $5.1 million to $7.0 million during the second quarter of 1997, compared to the same period in 1996. Of this increase, approximately $4.4 million was related to the properties acquired as part of the Medallion acquisition. The remainder of the increase was mainly due to the expanded operations in the Rocky Mountain region, especially in the Manderson Field.

               During the first half of 1997, lease operating expenses increased $10.1 million to $13.7, compared to the same period a year ago, primarily due to oil and gas production increases. Approximately $8.3 million of the increase was related to the Medallion properties, with the remainder of the increase primarily related to the Rocky Mountain properties.

Production taxes

               Production taxes, which are generally based on a fixed percentage of revenue, increased 163% to $1.3 million during the second quarter and 174% to $3.1 million during the first half of 1997, compared to the same periods in 1996. In addition to the effect of higher oil and gas revenue during the current year three and six-month periods, a larger percentage of that revenue was subject to severance taxes, as compared to the same periods in 1996. In the prior year periods, the Tennessee Gas contract provided for reimbursement of production taxes for the production covered under that contract.

Other operating and administrative expenses

               Other operating and administrative expenses increased $0.3 million to $2.3 million during the second quarter and $1.6 million to $5.3 million for the first half of 1997. These increases were primarily the result of the overall growth of the Company.

Depreciation, depletion and amortization

               The Company provides for depreciation, depletion and amortization ("DD&A") on its oil and gas properties using the future gross revenue method based on recoverable reserves valued at current prices. During the three months ended June 30, 1997, DD&A on the Company's oil and gas properties increased $2.1 million, of which $1.8 million was attributable to increased production with the remainder

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

due to an increase in the DD&A accrual rate.

               For the six months ended June 30, 1997, DD&A on the Company's oil and gas properties increased $5.4 million. Production gains increased DD&A by $6.6 million partially offset by a $1.2 million reduction attributable to a decline in the DD&A rate. The decline in rate reflects the higher year-end 1996 oil and gas prices, compared to year-end 1995 prices. In addition, depreciation on assets other than oil and gas properties increased $0.8 million primarily due to the expansion of the Company's operations in the Mid-Continent and Rocky Mountain regions.

Interest and Other Income, net

               Interest and other income during the prior year three and six-month periods arose primarily from interest income on outstanding receivables related to the Tennessee Gas litigation. The outstanding receivables plus interest were paid by Tennessee Gas on September 30, 1996.

Interest Expense

               Interest expense increased $0.9 million to $4.5 million during the second quarter and $2.1 million to $9.8 million for the first half of 1997, as compared to the same periods a year ago. Higher average borrowings due to the expansion of the Company's oil and gas operations, including the Medallion acquisition, were offset in part by lower average interest rates during the current year periods.

Liquidity and Capital Resources

Cash Flow From Operating Activities

               Net income adjusted for non-cash charges increased to $40.9 million for the six months ended June 30, 1997, compared to $36.5 during the same period in 1996. The increase reflects cash flow from the properties acquired as part of the Medallion acquisition which more than offset the impact of the termination of the Tennessee Gas contract ($13.2 million). Net cash provided by operating activities was $45.6 million during the current year six-month period, compared to $9.7 million for the six months ended June 30, 1996. The prior year period reflected a short-term working capital requirement resulting from the timing of cash receipts and payments. The cash flow impacts in the current period of reductions in trade accounts receivable ($36.7 million) and in accounts payable and accrued liabilities ($37.5 million) are largely related to the discontinuance of the natural gas transportation and marketing operations.

Investing Activities

               Capital expenditures for the six months ended June 30, 1997 were $86.7 million of which $85.4 million was related to oil and gas properties. Of the $85.4 million, $51.5 million was for development drilling, $24.9 million for the acquisition of proved reserves and $9.0 million was for lease acquisitions, seismic surveys and exploratory drilling.

               As of March 31, 1997, the Company completed the sale of its principal natural gas transportation asset for a net purchase price of $27.9 million, the proceeds of which were used to pay down debt under its bank credit facilities.

               The Company believes that internally generated cash, sales of certain non-strategic assets, including the Texas intrastate pipeline, and borrowings under its bank credit facilities will be sufficient to fund its 1997 capital budget of $160 million.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financing Activities

               In January 1997, the Company completed a public offering of 6,000,000 shares (giving effect to the two-for-one stock split effective
June 30, 1997) of common stock. The net proceeds to the Company of approximately $110.6 million were used to reduce outstanding indebtedness under its bank credit facilities.

                          KCS ENERGY, INC. - FORM 10-Q
                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

                   Incorporated by reference from Note 3 to Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders.

               The Annual Meeting of Shareholders of KCS Energy, Inc. was held on May 14, 1997.

               On the matter of approval of the proposal to increase the number of shares available under the 1992 Stock Plan by 1,000,000, 21,936,420 affirmative votes were cast and 1,150,082 negative votes were cast. These figures give effect to the two-for-one stock split effective June 30, 1997.


Item 6. Exhibits and Reports on Form 8-K

               (a) Exhibits:

                    Exhibit 11 - Statement re computation of per share earnings.

                    Exhibit 27 - Financial Data Schedule.

               (b)  Reports on Form 8-K.

                    There were no reports on Form 8-K filed during the three months ended June 30, 1997.



                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          KCS ENERGY, INC.



      August 12, 1997                     /S/  HENRY A. JURAND
      ---------------                     --------------------
                                               Henry A. Jurand

                                         Senior Vice President, Chief Financial
                                         Officer and Secretary

                                EXHIBIT INDEX

                    Exhibit 11 - Statement re computation of per share earnings.

                    Exhibit 27 - Financial Data Schedule.