Form 10-Q
period 1997-09-30
KCS ENERGY INC
filed 1997-11-14
CIK 832820

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                                       OR

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

                                  (732)632-1770
              (Registrant's telephone number, including area code)

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

Common Stock, $0.01 par value: 29,404,394 shares outstanding as of October 31, 1997.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME

                                                                           Three Months Ended             Nine Months Ended
(Amounts in thousands except                                                 September 30,                  September 30,
per share data)                                                        ------------------------        -------------------------
                                  Unaudited                               1997           1996             1997           1996
                                                                       --------        --------        ---------        --------

Oil and gas revenue                                                    $ 30,573        $ 25,978        $ 100,396        $ 79,051
Other revenue, net                                                        1,095              68            3,702             377
                                                                       --------        --------        ---------        --------
Total revenue                                                            31,668          26,046          104,098          79,428

Operating costs and expenses
      Lease operating expenses                                            6,771           3,009           20,470           6,582
      Production taxes                                                    1,268             554            4,354           1,671
      General and administrative expenses                                 1,964           1,662            7,302           5,411
      Depreciation, depletion and amortization                           13,921          10,741           42,486          33,128
                                                                       --------        --------        ---------        --------
Total operating costs and expenses                                       23,924          15,966           74,612          46,792
                                                                       --------        --------        ---------        --------
Operating income                                                          7,744          10,080           29,486          32,636
Interest and other income, net                                              158           1,610              388           4,820
Interest expense                                                         (5,348)         (3,471)         (15,146)        (11,193)
                                                                       --------        --------        ---------        --------
Income from continuing operations                                         2,554           8,219           14,728          26,263
      before income taxes
Federal and state income taxes                                              975           2,936            5,452           9,483
                                                                       --------        --------        ---------        --------
Income from continuing operations                                         1,579           5,283            9,276          16,780
Discontinued operations
      Net loss from operations                                               --          (1,319)            (72)          (1,974)
      Net gain on disposition                                                --              --           5,461               --
                                                                       --------        --------        ---------        --------
Net income                                                             $  1,579        $  3,964        $  14,665        $ 14,806
                                                                       ========        ========        =========        ========

Earnings per share of common stock and common stock equivalents:
      Continuing operations                                            $   0.05        $   0.22        $    0.32        $   0.70
      Discontinued operations                                                --           (0.05)            0.18           (0.08)
                                                                       --------        --------        ---------        --------
                                                                       $   0.05        $   0.17        $    0.50        $   0.62
Average shares of common stock and
      common stock equivalents outstanding                               30,294          23,971           29,449          23,773
                                                                       ========        ========        =========        ========

Cash dividends per share                                               $  0.020        $  0.015        $   0.050        $  0.045
                                                                       ========        ========        =========        ========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except                               September 30,    December 31,
per share data)                     Unaudited                  1997            1996
                                                           ---------        ---------
Assets
Current assets
      Cash and cash equivalents                            $   3,858        $   5,100
      Trade accounts receivable, net                          33,720           30,307
      Net assets of discontinued operations                    5,110           26,658
      Other current assets                                     7,925            8,392
                                                           ---------        ---------
           Current assets                                     50,613           70,457
                                                           ---------        ---------
Oil and gas properties, full cost method, net                540,896          415,870
Other property, plant and equipment, net                      14,510           14,483
                                                           ---------        ---------
           Property, plant and equipment, net                555,406          430,353
                                                           ---------        ---------
Investments and other assets                                   8,024           11,010
                                                           ---------        ---------
                                                           $ 614,043        $ 511,820
                                                           =========        =========

Liabilities and stockholders' equity
Current liabilities
      Accounts payable                                     $  32,953        $  24,144
      Accrued liabilities                                      9,953           15,558
                                                           ---------        ---------
           Current liabilities                                42,906           39,702
                                                           ---------        ---------
Deferred credits and other liabilities                        43,424           36,149
                                                           ---------        ---------
Long-term debt                                               275,723          310,347
                                                           ---------        ---------
Stockholders' equity
      Common stock, par value $0.01 per
           share - authorized 50,000,000
           shares, issued 31,198,390 and
           24,976,240 respectively                               312              249
      Additional paid-in capital                             143,718           30,463
      Retained earnings                                      111,348           98,298
      Less treasury stock, 1,801,496 shares, at cost          (3,388)          (3,388)
                                                           ---------        ---------
           Total stockholders' equity                        251,990          125,622
                                                           ---------        ---------
                                                           $ 614,043        $ 511,820
                                                           =========        =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                     ---------------------------
(Dollars in thousands)                        Unaudited                                 1997            1996
                                                                                     ---------        ---------
Cash flows from operating activities:
      Net income                                                                     $  14,665        $  14,806
      Non-cash charges:
          Depreciation, depletion and amortization                                      42,486           33,933
          Gain on disposition of discontinued operations                                (5,461)              --
          Other non-cash charges and credits, net                                        5,901            5,443
                                                                                     ---------        ---------
                                                                                        57,591           54,182
      Net changes in assets and liabilities:
          Trade accounts receivable                                                     58,054           18,906
          Receivable from Tennessee Gas                                                     --           56,437
          Accounts payable and accrued liabilities                                     (54,579)         (22,689)
          Other, net                                                                       829           (1,709)
                                                                                     ---------        ---------
Net cash provided by operating activities                                               61,895          105,127
                                                                                     ---------        ---------

Cash flows from investing activities:
      Investment in oil and gas properties                                            (169,773)         (50,552)
      Proceeds from the sale of pipeline assets                                         27,907               --
      Proceeds from the sale of oil and gas properties                                   3,800           16,384
      Other capital expenditures, net                                                   (2,111)          (2,183)
                                                                                     ---------        ---------
Net cash used in investing activities                                                 (140,177)         (36,351)
                                                                                     ---------        ---------

Cash flows from financing activities:
      Proceeds from debt                                                               117,300          165,145
      Repayments of debt                                                              (151,991)        (180,900)
      Proceeds from issuance of common stock                                           113,418            1,088
      Deferred financing costs                                                            (213)          (5,200)
      Dividends paid                                                                    (1,374)          (1,042)
      Other, net                                                                          (100)            (116)
                                                                                     ---------        ---------
Net cash provided by (used in) financing activities                                     77,040          (21,025)
                                                                                     ---------        ---------
Net increase (decrease) in cash and cash equivalents                                    (1,242)          47,751
Cash and cash equivalents at beginning of period                                         5,100            5,846
                                                                                     ---------        ---------
Cash and cash equivalents at end of period                                           $   3,858        $  53,597
                                                                                     =========        =========

      The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. Interest payments were $19,939,000 and $10,901,000 for the nine months ended September 30, 1997 and September 30, 1996 respectively. Income tax payments were $483,000 and $4,500,000 during the nine months ended September 30, 1997 and September 30, 1996 respectively.

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

2. Discontinued Operations - During the first quarter of 1997, the Board of Directors approved a plan to discontinue the Company's natural gas transportation and marketing operations in order to focus on the core oil and gas exploration and production operations. As of March 31, 1997, the Company sold its Texas intrastate natural gas pipeline system, together with related marketing assets and a joint venture gathering system for a net sale price of $27.9 million and realized an after-tax gain of $5.9 million. During the third quarter of 1997, the Company sold its natural gas marketing operations for a net sale price of $0.5 million and realized an after-tax gain of $0.3 million. The results for the transportation and marketing operations have been classified as discontinued operations for all periods presented in the Condensed Statements of Consolidated Income. The assets and liabilities of discontinued operations have been classified in the Condensed Consolidated Balance Sheets as "Net assets of discontinued operations". Net assets of the Company's discontinued operations at September 30, 1997 and December 31, 1996 are as follows:



                                           September 30,   December 31,
(Thousands of dollars)                        1997            1996
                                           -------------   -----------
Assets
     Current Assets
        Accounts receivable, net             $  816         $61,632
        Other                                 4,200           2,995
                                             ------         -------
             Total current assets             5,016          64,627
     Net property, plant and equipment          600          17,977
     Other noncurrent assets                  1,384           1,964
                                             ------         -------
        Total                                 7,000          84,568

Liabilities
     Current liabilities                      1,890          55,701
     Noncurrent liabilities                      --           2,209
                                             ------         -------
        Total                                 1,890          57,910
                                             ------         -------
Net assets of discontinued operations        $5,110         $26,658
                                             ======         =======

                        KCS ENERGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summarized results of operations of the discontinued transportation and marketing operations are as follows:

                                                     Nine Months Ended
                                                       September 30,
                                                 -------------------------
(Thousands of dollars)                             1997             1996
                                                 --------        ---------
Revenues                                         $ 22,015        $ 225,438
Costs and expenses *                               22,129          228,528
                                                 --------        ---------
Income (loss) before income taxes                    (114)          (3,090)
Provision (benefit) for income taxes                  (42)          (1,116)
                                                 --------        ---------
Income (loss) from discontinued operations            (72)          (1,974)
                                                 ========        =========

Gain on disposal before income taxes **             8,668               --
Provision for income taxes                          3,207               --
                                                 --------        ---------
Net gain on disposal                             $  5,461        $      --
                                                 ========        =========



* Includes allocated interest expense of $0.1 million and $2.6 million for the nine-month period ended September 30, 1997 and 1996, respectively.
** 1997 includes $1.1 million provision for estimated losses during the wind-down period.

         Discontinued operations have not been segregated in the Condensed Statements of Consolidated Cash Flows and, therefore, amounts for certain captions will not agree with the respective Condensed Statements of Consolidated Income and Condensed Consolidated Balance Sheets.

         3. Legal Proceedings - The Company is a party to three lawsuits involving the holders of royalty interests on the acreage that was covered by the Tennessee Gas Contract. The Company is a co-plaintiff in the first of these lawsuits that was filed in Dallas County, Texas, and is a defendant in two subsequently filed suits in Zapata County, Texas. On May 30, 1997, one of the Zapata County suits was dismissed in connection with a partial settlement with certain of the royalty owners that is discussed below. On October 22, 1997, the other Zapata County suit was dismissed by the court on its own motion, inasmuch as the suit had been abated since September 15, 1995 in favor of the earlier-filed suit in Dallas County.

         The Dallas County action was instituted to obtain a declaratory judgment that the royalty holders' claim that their royalty payments should be based on the price paid by Tennessee Gas for the natural gas purchased by it under the Tennessee Gas Contract is erroneous. The Company paid royalties for this natural gas produced from the Guerra "A", Guerra "B" and Jesus Yzaguirre Units based upon the spot market price. Because its leases have market-value royalty provisions, the Company believes it is in full compliance under the leases with its royalty holders. Its position has been confirmed in the Dallas County suit, where the trial judge has granted KCS and its co-plaintiffs' motions for summary judgment on this issue. In addition, the Dallas County trial judge has granted summary judgment against the royalty owners with respect to their various counterclaims concerning the Company's Jesus Yzaguirre Unit and the jointly-owned Guerra "A" and Guerra "B" Units. The royalty owners had

                        KCS ENERGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

also counterclaimed against the Company with respect to the Jesus
Yzaguirre Unit, alleging (i) that the largest lease contained therein had terminated in December 1975 and (ii) that certain of the royalty owners were entitled to royalties based upon the Tennessee Gas Contract price because of their execution of certain division orders in 1992 that allegedly varied the market-value royalty provision of their lease. On May 30, 1997, the Company and these royalty owners settled the issue of lease termination, and on June 2, 1997, the trial judge signed an order of dismissal with prejudice as to that issue. On the issue of the effect of the 1992 division orders, the parties filed renewed motions for summary judgment. On August 12, 1997, the trial judge signed an order granting the Company's motion and denying the royalty owners' motion.

         At a hearing on October 29, 1997, the trial judge entered a final judgment in favor of the Company based upon the prior separate summary judgments in favor of the Company's position on the issues and counterclaims involved in the Jesus Yzaguirre Unit lawsuit.

         The royalty owners in the Guerra "A" and Guerra "B" Units have appealed the trial court's decision to the Fifth District Court of Appeals in Dallas, Texas, and the royalty owners in the Jesus Yzaguirre Unit have indicated the trial court's final judgement in that matter will be appealed in due course to the Fifth District Court of Appeals in Dallas, Texas. While the Company believes its positions are meritorious and that it should prevail, there can be no assurance as to the ultimate outcome of these matters.

         The Company is also party to various other lawsuits and governmental proceedings, all arising in the ordinary course of business. Although the outcome of these lawsuits cannot be predicted with certainty, the Company does not expect such matters to have a material adverse effect, either singly or in the aggregate, on the financial position or results of operations of the Company.

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

                        KCS ENERGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

                                                    Three Months Ended          Nine Months Ended
                                                       September 30,              September 30,
                                                 -----------------------       -----------------------
                                                   1997           1996           1997           1996
                                                 --------        -------       --------        -------
Income from continuing operations                $  1,579        $ 5,283       $  9,276        $16,780
Income (loss) from discontinued operations             --         (1,319)         5,389         (1,974)
                                                 --------        -------       --------        -------
Net income                                       $  1,579        $ 3,964       $ 14,665        $14,806
                                                 ========        =======       ========        =======

Average shares of common stock outstanding         29,377         23,155         28,670         23,094

Pro-forma basic EPS
      Continuing operations                      $   0.05        $  0.23       $   0.32        $  0.73
      Discontinued operations                          --          (0.06)          0.19          (0.09)
                                                 --------        -------       --------        -------
                                                 $   0.05        $  0.17       $   0.51        $  0.64
                                                 ========        =======       ========        =======

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         Results of operations for the three and nine months ended September 30, 1997, as compared to the same periods a year ago, reflect several important developments. The Medallion acquisition, which was completed as of December 31, 1996, significantly increased the overall size of the Company, more than doubling the Company's proved reserves. Another important development was the January 1, 1997 termination of the Tennessee Gas contract. Prior to its termination, the Tennessee Gas contract and its above-market-pricing provisions had a material and positive effect on the Company's gas revenue, income and cash flow. Also during the first quarter of 1997, the Company sold its principal natural gas transportation asset, the Texas intrastate pipeline, for a net sale price of $27.9 million and realized an after-tax gain of $5.9 million. In addition, the Company sold its gas marketing operations. Accordingly, the Condensed Statements of Consolidated Income and Condensed Consolidated Balance Sheets have been restated to reflect the natural gas transportation and marketing operations as discontinued operations. See Notes 2 and 9 to Consolidated Financial Statements in the Company's 1996 Annual Report to Stockholders for more information on the Medallion acquisition and the Tennessee Gas contract, respectively. See Note 2 to Condensed Consolidated Financial Statements in this Form 10-Q for further information regarding the discontinued operations.

         The Company completed a two-for-one stock split effective June 30, 1997, and all per share data herein has been adjusted to reflect such split.

         The following discussion focuses on material changes in results of operations for the three and nine months ended September 30, 1997, compared to the three and nine months ended September 30, 1996, and in financial condition since December 31, 1996.

Results of Operations

         Net income for the three months ended September 30, 1997 was $1.6 million, or $0.05 per share, compared to $4.0 million, or $0.17 per share last year. Significantly higher oil and gas production was more than offset by the impact of the termination of the Tennessee Gas contract and higher net interest costs. The 1996 quarter included a loss of $1.3 million, or $0.05 per share from discontinued operations.

         Net income for the nine months ended September 30, 1997 was $14.7 million, or $0.50 per share, compared to $14.8 million, or $0.62 per share for the nine months ended September 30, 1996. Income from continuing operations was $9.3 million, or $0.32 per share, compared to $16.8 million, or $0.70 per share. Significantly higher oil and gas production during 1997 was more than offset by the impact of the termination of the Tennessee Gas contract and higher net interest costs. In addition, current year earnings per share reflects the effect of six million additional shares of common stock outstanding following the January 1997 public equity offering. The current nine-month period included $5.4 million or $0.18 per share, from discontinued operations, principally from the gain on sale of the Texas intrastate pipeline system.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue

                                Three Months Ended           Nine Months Ended
                                  September 30,                September 30,
                              ---------------------       ----------------------
                                1997          1996           1997          1996
                              -------       -------       --------       -------
Production:
      Oil (Mbbl)                  413           199          1,295           547
      Liquids (Mbbl)               30            --            101            --
      Gas (MMcf)               10,647         6,163         32,806        18,922
      Total (MMcfe)            13,308         7,356         41,180        22,204

Average Price:
      Oil (per bbl)           $ 17.46       $ 21.00       $  18.92       $ 19.72
      Liquids (per bbl)          9.39             --         11.05            --
      Gas (per Mcf)              2.17          3.54           2.28          3.61
      Total (per Mcfe)           2.30          3.53           2.44          3.56

Revenue:
      Oil                     $ 7,212       $ 4,168       $ 24,501       $10,779
      Liquids                     286            --          1,113            --
      Gas                      23,075        21,810         74,782        68,272
                              -------       -------       --------       -------
      Total                   $30,573       $25,978       $100,396       $79,051


         Oil and Gas Production. The Company's oil and gas production during the third quarter of 1997 increased 81% to 13.3 Bcfe, compared to 7.4 Bcfe during the third quarter of 1996. Production for the first nine months of 1997 increased 85% to 41.2 Bcfe, compared to 22.2 Bcfe produced during the first nine months of 1996. Oil and liquids production increased 123% to 443,000 barrels during the third quarter of 1997 and 155% to 1,396,000 barrels during the first nine months of 1997. Gas production increased 73% to 10.6 Bcf during the third quarter of 1997 and 73% to 32.8 Bcf during the first nine months of 1997. The production increases were primarily as a result of the Medallion acquisition.

         Gas revenue. For the three months ended September 30, 1997, gas revenue increased $1.3 million to $23.1 million, compared to the same period a year ago, as the increased production more than offset the lower average realized prices. Production gains in the 1997 quarter added $9.7 million of revenue. This increase was largely offset by the termination of the Tennessee Gas Contract, which provided $8.2 million in premium over corresponding spot market prices in the 1996 three-month period. Average realized prices for gas production not covered by the Tennessee Gas contract were $2.17 per Mcf, compared to $2.23 per Mcf.

         For the nine months ended September 30, 1997, gas revenues increased $6.5 million to $74.8 million. Production gains added $31.9 million of gas revenue during the 1997 period. This increase was largely offset by the termination of the Tennessee Gas Contract, which provided $25.7 million in premium over corresponding spot market prices in the 1996 nine-month period. Average realized

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

prices for gas not covered by the Tennessee Gas contract were $2.28 and $2.29 per Mcf, in the 1997 and 1996 nine-month periods, respectively.

         Oil and liquids revenue. Oil and liquids revenue during the third quarter of 1997 increased $3.3 million to $7.5 million. Production gains added $4.0 million, which was partially offset by a $0.7 million reduction due to lower average oil prices during the third quarter of 1997, compared to the same period a year ago.

         For the nine months ended September 30, 1997, oil and liquids revenue increased $14.8 million to $25.6 million. Production gains added $15.3 million of oil and liquids revenue, partially offset by lower average realized prices.

Other revenue, net

         Other revenue includes certain marketing and gathering revenues incidental to the Company's oil and gas exploration and production operations. The increases in 1997 are primarily the result of the Medallion acquisition. The 1997 nine-month total includes $1.3 million from the settlement of a gas sales contract dispute during the second quarter.

Lease operating expenses

         As a result of the substantial increase in oil and gas production, lease operating expenses increased $3.8 million to $6.8 million, during the third quarter of 1997, compared to the same period in 1996. Virtually all of this increase was related to the properties acquired as part of the Medallion acquisition.

         For the nine months ended September 30, 1997, lease operating expenses increased $13.9 million to $20.5 million, compared to the same period a year ago, primarily due to oil and gas production increases. Approximately $12.3 million of the increase was related to the Medallion properties, with the remainder of the increase primarily due to the expanded operations in the Rocky Mountain region, especially in the Manderson Field.

Production taxes

         Production taxes, which are generally based on a fixed percentage of revenue, increased 129% to $1.3 million during the third quarter and 161% to $4.4 million during the first nine months of 1997, compared to the same periods in 1996. In addition to the effect of higher oil and gas revenue during the 1997 three and nine-month periods, a larger percentage of that revenue was subject to severance taxes, as a result of the termination of the Tennessee Gas Contract which provided for reimbursement to KCS of severance taxes on gas production covered under that contract.

General and administrative expenses

         General and administrative expenses increased $0.3 million to $2.0 million during the third quarter and $1.9 million to $7.3 million for the first nine months of 1997. These increases were primarily the result of the overall growth of the Company, including expansion in the Mid-Continent region as a result of the Medallion acquisition and expanded VPP operations.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Depreciation, depletion and amortization

         The Company provides for depreciation, depletion and amortization ("DD&A") on its oil and gas properties using the future gross revenue method based on recoverable reserves valued at current prices. During the three months ended September 30, 1997, DD&A on the Company's oil and gas properties increased $2.7 million, of which $2.0 million was attributable to increased production with the remainder due to an increase in the DD&A accrual rate.

         For the nine months ended September 30, 1997, DD&A on the Company's oil and gas properties increased $8.1 million over the same period in 1996. Production gains increased DD&A by $8.7 million, partially offset by a $0.6 million reduction attributable to a decline in the DD&A rate. In addition, depreciation on assets other than oil and gas properties increased $1.3 million primarily due to the expansion of the Company's operations in the Mid-Continent and Rocky Mountain regions.

Interest and Other Income, Net

         Interest and other income was lower during the three and nine-month periods ended September 30, 1997, compared to the same periods in 1996, primarily due to the absence of interest income on outstanding receivables related to the Tennessee Gas litigation. The outstanding receivables plus interest were paid by Tennessee Gas on September 30, 1996.

Interest Expense

         Interest expense increased $1.9 million to $5.3 million during the third quarter and $4.0 million to $15.1 million for the nine months ended September 30, 1997, as compared to the same periods a year ago. Higher average borrowings in 1997 due to the expansion of the Company's oil and gas operations, (including the Medallion acquisition, the VPP program and the development of the Manderson Field) were offset in part by lower average interest rates during the current year periods.

Liquidity and Capital Resources

Cash Flow From Operating Activities

         Net income adjusted for non-cash charges increased to $57.6 million for the nine months ended September 30, 1997, compared to $54.2 during the same period in 1996. The increase reflects cash flow from the properties acquired as part of the Medallion acquisition, which more than offset the impact of the termination of the Tennessee Gas contract ($25.7 million). Net cash provided by operating activities was $61.9 million during the current year nine-month period, compared to $105.1 million for the nine months ended September 30, 1996. The 1996 period reflected the receipt of approximately $70 million from Tennessee Gas on September 30, 1996 for past underpayments and interest pursuant to the Tennessee Gas Contract. The reduction in trade accounts receivable ($58.1 million) and in accounts payable and accrued liabilities ($54.6 million) were largely related to the discontinuance of the natural gas transportation and marketing operations.

Investing Activities

         Capital expenditures for the nine months ended September 30, 1997 were $171.9 million of which $91.2 million was for development drilling, including $10.8 million for Manderson Field infrastructure, $45.6 million for the acquisition of proved reserves under the Company's VPP program and $33.0 million was for lease acquisitions, seismic surveys and exploratory drilling.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           As of March 31, 1997, the Company completed the sale of its principal natural gas transportation asset for a net sale price of $27.9 million, the proceeds of which were used to pay down debt under its bank credit facilities.

         The 1997 capital budget was initially set at $160 million and was subsequently increased to $210 million in order to further the Company's expansion in the Rocky Mountain region and for additional funding for the VPP program. The Company has tentatively set the 1998 capital budget at $183 million including $95 million for development drilling, $30 million for exploration and $55 million for reserve aquistion including $45 million under the VPP program. The Company believes that internally generated cash, sales of certain non-strategic assets, including the Texas intrastate pipeline, and additional borrowings under its bank credit facilities are sufficient to fund its capital program.

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


                      Exhibit 27 - Financial Data Schedule.

                  (b) Reports on Form 8-K.
                      There were no reports on Form 8-K filed during the three months ended September 30, 1997.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         KCS ENERGY, INC.



      November 12, 1997                  /S/  HENRY A. JURAND
                                         --------------------------------
                                         Henry A. Jurand
                                         Senior Vice President, Chief Financial
                                         Officer and Secretary