Form 10-K405/A
period 1997-12-31
KCS ENERGY INC
filed 1998-04-13
CIK 832820

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-K/A

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

                              EXPLANATORY NOTE:


This Form 10-K/A is being filed to correct certain numbers set forth in the table under the caption "Acreage" in Item 2 hereof. The Company has elected to refile the entire text of the original Form 10-K rather than filing an amendment that includes only Item 2.

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

            The Rocky Mountain Acquisition also included approximately 197,000 gross (160,000 net) acres of properties, which the Company believes contain extensive development drilling opportunities. As the result of additional property acquisitions and leasing, the Company has increased its leasehold acreage in the Rocky Mountain region to approximately 618,026 gross (407,400 net) developed and undeveloped acres as of December 31, 1997.

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

        Through December 31, 1997, the Company had drilled a total of 63 wells in the field. Based on drilling and production results, coupled with the acquisition and interpretation of additional seismic data, the Company believes that the seven formations located in its holdings in the greater Manderson Field area have significant potential. As a result, the Company has commenced an extensive development drilling program in the area. Of the 63 wells the Company had drilled, 50 wells targeted the Phosphoria. The presence of sour gas from the Phosphoria and the limitations imposed by the State of Wyoming and the federal government on the amount of sour gas that can be flared have severely limited production from the completed Phosphoria wells, most of which were shut-in for extended periods of time awaiting completion of a sour gas processing facility (amine plant) and an associated acid gas injection system which was completed and put into service in December 1997. As of December 31, 1997, nine wells were completed and producing or ready to produce, nine wells had been plugged back to the shallower Octh Louie or Muddy formations due to well bore damage caused by being shut-in, 12 wells were awaiting completion, 18 wells were awaiting stimulation or remediation, one well had been completed as a full-stream re-injection well and one well had been completed as a water disposal well. Through December 31, 1997, the

Company also drilled 13 wells targeting the Muddy, Frontier and Octh Louie formations and had completed two wells to the Muddy, one to the Frontier and five to the Octh Louie, four wells were in the process of being completed and one well had been completed as an acid gas injection well.

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

            The Company acquired additional working interests in the Langham Creek Area in May 1997, which added 14,000 MMcfe of proved reserves and the potential for significant additional reserves for approximately $17 million. With this acquisition, the Company's third in a series of acquisitions in this field, KCS assumed operatorship and now owns working interests varying from 33% to 87% in 19 wells in this area, representing an average net revenue interest of approximately 46%. The geological and geophysical evidence indicates the potential for as many as four to eight additional development drilling locations, with the upper-middle Wilcox sands as the primary target. In addition, the Company has initiated a 3-D seismic survey to better delineate potential drilling locations not only for the known productive horizons, but also for a deeper, high potential exploration prospect. Results of the 3-D seismic survey are expected to be completed during the second quarter of 1998 and could change the number of potential drilling locations.

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

      Gulf of Mexico

            The Company has working interests ranging from 1% to 14% in 13 offshore fields (including blocks located in the Eugene Island, Ship Shoal, South Timbalier, Vermilion and East and West Cameron areas) which are operated by others. The Company has an average working interest of approximately 8% in 50 wells.

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

                                                             Cumulative
                         Natural Gas     Oil        Total       Total
             Period        (MMcf)      (Mbbls)     (MMcfe)     (MMcfe)
            ----------    ---------   ---------   ---------   ---------
            1998            19,110         412      21,584      21,584
            1999            11,501         183      12,598      34,182
            2000             2,616         117       3,316      37,498
            2001             1,690         110       2,348      39,846
            2002               888          57       1,227      41,073
            2003-2006        1,559         106       2,194      43,268

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

            The following table sets forth, as of December 31, 1997, summary information with respect to (i) the estimates of the Company's proved oil and gas reserves attributable to working interests and (ii) the reserve amounts contracted for pursuant to the agreements relating to VPPs. The present value of future net revenues in the table should not be construed to be the current market value of the estimated oil and gas reserves owned by the Company.

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

                             Developed Acres              Undeveloped Acres
                         -------------------------     ------------------------
    State                  Gross           Net           Gross          Net
---------------          -----------    ----------     ----------    ----------
Wyoming                      65,869        55,274        325,880       248,305
Texas                       123,224        71,578         44,380        23,184
Montana                      88,880        47,163         38,500        28,675
Louisiana                   114,827        28,093         18,716        11,694
Oklahoma                     50,284        23,440         10,962         6,321
Colorado                     30,201        13,461         10,000         5,250
Other                        64,285        11,570         83,474        26,054
                         -----------    ----------     ----------    ----------
     Total                  537,570       250,579        531,912       349,483
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

      The above acquisitions were accounted for using the purchase method. The results of operations for the acquired entities are included in the Company's consolidated results of operations from the dates of acquisition. Pro forma revenue, net income and basic earnings per share giving effect to the Medallion Acquisition for the year ended December 31, 1996, as if the transaction had occurred on January 1, 1996, is $180.1 million, $35.1 million and $1.21, respectively. Such unaudited pro forma financial data does not purport to be indicative of the results of operations that would actually have occurred if the transaction had occurred as presented or that may be obtained in the future.

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

      Prior to the January 1998 issuance of the Subordinated Notes, the scheduled maturities of long-term debt during the next five years were as follows: 1998 $-0- million, 1999 $-0- million, 2000 $142.9 million, 2001 $-0-
million and 2002 $-0- million. Interest payments were $22.5 million in 1997, $10.9 million in 1996 and $6.8 million in 1995.

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

      Deferred tax assets relate primarily to the Company's tax net operating loss and alternative minimum tax credit carryforwards. The Company had tax net operating losses ("NOLs") of approximately $95.5 million available to offset future taxable income (assuming it elects to forego its right to carryback approximately $18.0 million which it currently could carryback to prior periods) of which approximately $14.5 million will expire in 2011 and approximately $81.0 million will expire in 2012. SFAS 109 requires that the tax benefit of such NOLs be recorded as an asset to the extent that management assesses the realization of such NOLs to be "more likely than not". Management has concluded that operating income of the Company will more likely than not be sufficient to fully utilize the $95.5 million of NOLs prior to their expiration in the year 2012. In assessing the likelihood of utilization of existing NOLs, management considered, among other things, the historical operating earnings of KCS prior to the $165.1 million writedown in 1997 of its oil and gas properties. This writedown was largely attributable to significant oil and gas price declines, but was also impacted by delays in the start up of the Manderson Field. The deferred tax assets will be monitored for potential adjustments as future events so indicate.

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


                                KCS ENERGY, INC.
                              --------------------
                                 (Registrant)


Date: 4/13/98                By: /s/ Frederick Dwyer
      -------                   -----------------------
                                    Frederick Dwyer
                                     Vice President and Controller

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