Form 10-Q
period 1998-03-31
KCS ENERGY INC
filed 1998-05-14
CIK 832820

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 1-11698

                                KCS ENERGY, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

          Delaware                                             22-2889587
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

379 Thornall Street, Edison, New Jersey                           08837
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                 (732) 632-1770
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           (1) |X| Yes   (2) |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $0.01 par value: 29,456,714 shares outstanding as of April 30, 1998.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

                                                          Three Months Ended
                                                               March 31,
(Amounts in thousands except                           ------------------------
per share data)                 Unaudited                 1998          1997
-----------------------------------------              ----------    ----------
Oil and gas revenue                                    $  29,706     $  39,234
Other revenue, net                                         1,603           645
-------------------------------------------------------------------------------
Total revenue                                             31,309        39,879

Operating costs and expenses
     Lease operating expenses                              7,276         6,689
     Production taxes                                      1,050         1,774
     General and administrative expenses                   2,599         3,049
     Depreciation, depletion and amortization             12,828        14,651
-------------------------------------------------------------------------------
Total operating costs and expenses                        23,753        26,163
-------------------------------------------------------------------------------
Operating income                                           7,556        13,716
Interest and other income, net                                98            35
Interest expense                                          (7,877)       (5,186)
-------------------------------------------------------------------------------
Income (loss) from continuing operations                    (223)        8,565
     before income taxes
Federal and state income taxes (benefit)                     (83)        3,161
-------------------------------------------------------------------------------
Income (loss) from continuing operations                    (140)        5,404
Discontinued operations
     Net loss from operations                                  -           (72)
     Net gain on disposition                                   -         5,461
-------------------------------------------------------------------------------
Net income (loss)                                      $    (140)    $  10,793
===============================================================================

Basic and diluted earnings per share of common stock
     Continuing operations                             $   (0.00)    $    0.20
     Discontinued operations                                  --          0.19
-------------------------------------------------------------------------------
                                                       $   (0.00)    $    0.39
===============================================================================

Basic average shares outstanding                          29,441        27,340
===============================================================================

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except                             March 31,  December 31,
per share data)                        Unaudited           1998         1997
--------------------------------------------------       ---------  ------------
Assets
Current assets
      Cash and cash equivalents                          $   3,926   $   4,802
      Trade accounts receivable, net                        35,895      40,115
      Other current assets                                   6,844       6,752
-------------------------------------------------------------------------------
           Current assets                                   46,665      51,669
-------------------------------------------------------------------------------
Oil and gas properties, full cost method, net              448,358     403,754
Other property, plant and equipment, net                    23,068      22,579
-------------------------------------------------------------------------------
           Property, plant and equipment, net              471,426     426,333
-------------------------------------------------------------------------------
Deferred taxes and other assets                             27,408      24,412
-------------------------------------------------------------------------------
                                                         $ 545,499   $ 502,414
===============================================================================

Liabilities and stockholders' equity
Current liabilities
      Accounts payable                                   $  29,818   $  39,500
      Accrued liabilities                                   15,305      24,524
-------------------------------------------------------------------------------
           Current liabilities                              45,123      64,024
-------------------------------------------------------------------------------
Deferred credits and other liabilities                         875         875
-------------------------------------------------------------------------------
Long-term debt                                             354,568     292,445
-------------------------------------------------------------------------------
Stockholders' equity
      Common stock, par value $0.01 per
           share - authorized 50,000,000
           shares, issued 31,255,290 and
           31,229,890, respectively                            312         312
      Additional paid-in capital                           144,138     144,135
      Retained earnings                                      3,871       4,011
      Less treasury stock, 1,801,496 shares, at cost        (3,388)     (3,388)
-------------------------------------------------------------------------------
           Total stockholders' equity                      144,933     145,070
-------------------------------------------------------------------------------
                                                         $ 545,499   $ 502,414
===============================================================================

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                           Three Months Ended
                                                                March 31,
                                                       -------------------------
(Dollars in thousands)                   Unaudited       1998           1997
------------------------------------------------------ ----------    -----------
Cash flows from operating activities:
      Net income (loss)                                  $   (140)    $  10,793
      Non-cash charges (credits):
          Depreciation, depletion and amortization         12,828        14,740
          Gain on sale of discontinued operations               -        (5,461)
          Other non-cash charges and credits, net             572         3,249
--------------------------------------------------------------------------------
                                                           13,260        23,321
      Net changes in assets and liabilities:
          Trade accounts receivable                         4,220        28,673
          Accounts payable and accrued liabilities        (18,901)      (39,641)
          Other, net                                          496         4,007
--------------------------------------------------------------------------------
Net cash provided by (used in) operating activities          (925)       16,360
--------------------------------------------------------------------------------

Cash flows from investing activities:
      Investment in oil and gas properties                (61,577)      (31,690)
      Proceeds from the sale of pipeline assets                 -        27,907
      Proceeds from the sale of oil and gas properties      4,699           789
      Other capital expenditures, net                      (1,043)         (581)
--------------------------------------------------------------------------------
Net cash used in investing activities                     (57,921)       (3,575)
--------------------------------------------------------------------------------

Cash flows from financing activities:
      Proceeds from debt                                  183,500        10,705
      Repayments of debt                                 (121,400)     (135,791)
      Proceeds from issuance of common stock                    3       111,110
      Deferred financing costs                             (3,544)         (153)
      Other, net                                             (589)         (447)
--------------------------------------------------------------------------------
Net cash provided by (used in) financing activities        57,970       (14,576)
--------------------------------------------------------------------------------
Net (decrease) in cash and cash equivalents                  (876)       (1,791)
Cash and cash equivalents at beginning of period            4,802         5,100
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period              $   3,926    $    3,309
================================================================================

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

2. During the first quarter of 1997, the Board of Directors approved a plan to discontinue the Company's natural gas transportation and third-party gas marketing operations in order to focus on the core oil and gas exploration and production operations. As of March 31, 1997, the Company sold its Texas intrastate natural gas pipeline system, together with related marketing assets and a joint venture gathering system, realizing proceeds of approximately $28 million and an after-tax gain of $5.5 million. Accordingly, the results of the transportation and marketing operations have been classified as discontinued operations in 1997. By December 31, 1997, all assets of the discontinued operations were disposed of.

Summarized results of operations of the discontinued transportation and marketing operations are as follows:

                                                              Three Months Ended
                                                                   March 31,
                                                                 ------------
(Thousands of dollars)                                               1997
                                                                 ------------
Revenues                                                         $    22,015
Costs and expenses *                                                  22,129
                                                                 ------------
Loss before income taxes                                                (114)
Benefit for income taxes                                                 (42)
                                                                 ------------
Loss from discontinued operations                                        (72)
                                                                 ============

Gain on disposal before income taxes **                                8,668
Provision for income taxes                                             3,207
                                                                 ------------
Net gain on disposal                                             $     5,461
                                                                 ============

*     Includes allocated interest expense of $0.1 million.
** Includes $1.1 million provision for estimated losses during the wind-down period.

      Discontinued operations have not been segregated in the Condensed Statements of Consolidated Cash Flows and, therefore, amounts for certain captions will not agree with the respective Condensed Statements of Consolidated Operations and Condensed Consolidated Balance Sheets.

                        KCS ENERGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Supplemental cash flow information. The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. Interest payments were $9,956,000 and $9,967,000 for the three months ended March 31, 1998 and March 31, 1997, respectively. No income tax payments were made during the three months ended March 31, 1998 or March 31, 1997.

4. In January 1998, the Company completed a public offering of $125 million senior subordinated notes at an interest rate of 8.875% due January 15, 2008. The net proceeds of approximately $121 million were used to pay down borrowings under the Company's bank credit facilities.

5. Basic earnings per share were computed by dividing net income by the average number of common shares outstanding during the quarter as required by FASB Statement No. 128, "Earnings per Share" ("SFAS 128"). Diluted earnings per share have been computed by dividing net income by the average number of common shares outstanding plus the incremental shares that would have been outstanding assuming the exercise of stock options and stock warrants as applicable. A reconciliation of shares used for basic earnings per share and those used for diluted earnings per share is as follows:

                                          Three Months Ended March 31,
                                         ------------------------------
                                             1998              1997
                                         -------------     ------------
                                             (amounts in thousands)
Average common stock outstanding               29,441           27,340
Average common stock equivalents                  382              469
                                         -------------     ------------

Average common stock and common
     stock equivalents outstanding             29,823           27,809
                                         =============     ============

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      The following discussion focuses on material changes in results of operations for the three months ended March 31, 1998, compared to the three months ended March 31, 1997, and in financial condition since December 31, 1997. All references in the following discussion related to earnings per share relate to the Company's basic earnings per share.

Results of Operations

      Net loss for the three months ended March 31, 1998 was $0.1 million, or $0.00 per share, compared to income from continuing operations of $5.4 million, or $0.20 per share, for the same period last year. The prior year three-month period also included net income of $5.4 million, or $0.19 per share, from discontinued operations. Significantly lower oil and gas prices and higher interest costs were the primary reasons for the decline in earnings from continuing operations.

Revenue

                                Three Months Ended
                                    March 31,
                              -----------------------
                                 1998         1997
                              ----------   ----------
Production:
     Oil (Mbbl)                     368          455
     Liquids (Mbbl)                  21           43
     Gas (MMcf)                  11,325       11,239
     Total (MMcfe)               13,659       14,227

Average Price:
     Oil (per bbl)            $   13.23    $   21.21
     Liquids (per bbl)             8.95        12.44
     Gas (per Mcf)                 2.18         2.59
     Total (per Mcfe)              2.18         2.76

Revenue:
     Oil                      $   4,875    $   9,651
     Liquids                        186          529
     Gas                         24,645       29,054
                              ----------   ----------
     Total                    $  29,706    $  39,234
                              ==========   ==========

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Gas revenue. For the three months ended March 31, 1998, gas revenue decreased $4.4 million to $24.6 million due to 16% lower gas prices, partially offset by a one percent increase in gas production.

      Oil and liquids revenue. For the three months ended March 31, 1998, oil and liquids revenue was $5.1 million, compared to $10.2 million during the 1997 period. Of this decrease, $3.8 million was attributable to lower oil and liquids prices, with the remainder due to lower oil and liquids production.

      Prices for oil and gas are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond the Company's control. These factors include political conditions in the Middle East and elsewhere, domestic and foreign supply of oil and gas, the level of consumer demand, weather conditions and overall economic conditions.

Other revenue, net

      The increase in other revenue during the 1998 three-month period was primarily due to a $1.1 million severance tax refund.

Lease operating expenses

      Lease operating expenses during the three months ended March 31, 1998 increased 9% to $7.3 million, compared to $6.7 million during the same period last year. This increase was primarily attributable to higher costs associated with certain of the Company's Mid-Continent and Rocky Mountain properties.

Production taxes

      Production taxes, which are generally based on a percentage of revenue, decreased $0.7 million to $1.1 million during the first quarter of 1998, compared to the same period a year ago.

General and administrative expenses

      For the three-month period ended March 31, 1998, general and administrative expenses decreased $0.4 million to $2.6 million compared to the same period in 1997, largely as a result of lower incentive compensation expense.

Depreciation, depletion and amortization

      The Company provides for depreciation, depletion and amortization ("DD&A") on its oil and gas properties using the future gross revenue method based on recoverable reserves valued at current prices. During the three months ended March 31, 1998, DD&A on the Company's oil and gas properties decreased $1.8 million due primarily to lower oil and gas revenue, partially offset by an increase in the DD&A rate to 41% of revenue in the current year three-month period, compared to 37% during the same period a year ago. The increase in the rate reflects lower year-end 1997 oil and gas prices, compared to year-end
1996 prices.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest expense

      Interest expense increased $2.7 million to $7.9 million during the first quarter of 1998, compared to the same period last year. This increase reflects higher average borrowings during the 1998 period due to the expansion of the Company's oil and gas operations.

Liquidity and Capital Resources

Cash flow from operating activities

      Net income adjusted for non-cash charges decreased $10.0 million to $13.3 million for the three months ended March 31, 1998, compared to $23.3 million during the same period in 1997 mainly due to lower oil and gas prices. Net cash used by operating activities was $0.9 million during the current year three-month period, compared to cash provided of $16.4 million for the three months ended March 31, 1997. In addition to the effect of lower prices, the 1998 three-month period was impacted by the timing of cash receipts and payments.

Investing activities

      Capital expenditures for the three months ended March 31, 1998 were $61.6 million of which $23.0 million was for development drilling, $34.4 million for the acquisition of proved reserves under the Company's VPP program and $4.2 million was for lease acquisitions, seismic surveys and exploratory drilling.

      The Company has established, for 1998, a capital expenditure budget of $160 million, consisting of $75 million for development drilling, $20 million for exploration, $55 million for VPP transactions and $10 million for working interest acquisitions and other. The program is expected to be funded by cash flow from operations, the sale of non-strategic assets and borrowings under the Company's bank credit facilities.

Financing Activities

      On January 15, 1998, the Company completed a public offering of $125 million senior subordinated notes at an interest rate of 8.875% due January 15, 2008. The net proceeds of approximately $121 million were used to pay down borrowings under the Company's bank credit facilities.

Forward-Looking Statements

      The information discussed in this Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included herein regarding planned capital expenditures, the Company's financial position and future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties, and the Company can give no assurance that such expectations will prove to have been correct. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors,

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

including the timing and success of the Company's drilling activities, the volatility of prices and supply and demand for oil and gas, the numerous uncertainties inherent in estimating quantities of oil and gas reserves and actual future production rates and associated costs, the usual hazards associated with the oil and gas industry (including blowouts, cratering, pipe failure, spills, explosions and other unforeseen hazards), and increases in regulatory requirements.

      All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

                          KCS ENERGY, INC. - FORM 10-Q
                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1997.

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits:

            Exhibit 27 - Financial Data Schedule.

      (b) Reports on Form 8-K.

            There were no reports on Form 8-K filed during the three months ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          KCS ENERGY, INC.


May 12, 1998                              /S/  PAUL S. SAMETT
                                          --------------------------------------
                                               Paul S. Samett
                                                 Senior Vice President and
                                                   Chief Financial Officer


May 12, 1998                              /S/  FREDERICK DWYER
                                          --------------------------------------
                                               Frederick Dwyer
                                                 Vice President and Controller