Form 10-Q
period 1998-06-30
KCS ENERGY INC
filed 1998-08-14
CIK 832820

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998
                                       OR

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 (732) 632-1770
              (Registrant's telephone number, including area code)

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

               (1)   /X/      Yes        (2)            No
                   -------                   --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, $0.01 par value: 29,579,954 shares outstanding as of July 31, 1998.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

                                                        Three Months Ended                  Six Months Ended
                                                              June 30,                          June 30,
(Amounts in thousands except                         --------------------------        --------------------------
per share data)         Unaudited                       1998             1997             1998             1997
                                                     ---------        ---------        ---------        ---------

Oil and gas revenue                                  $  32,157        $  30,589        $  61,863        $  69,823
Other revenue, net                                       1,506            1,962            3,109            2,607
                                                     ---------        ---------        ---------        ---------
Total revenue                                           33,663           32,551           64,972           72,430

Operating costs and expenses
      Lease operating expenses                           7,642            7,011           14,918           13,699
      Production taxes                                   1,008            1,312            2,058            3,086
      General and administrative expenses                2,993            2,289            5,592            5,338
      Depreciation, depletion and amortization          15,547           13,914           28,375           28,565
      Writedown of oil and gas properties               57,631               --           57,631               --
                                                     ---------        ---------        ---------        ---------
Total operating costs and expenses                      84,821           24,526          108,574           50,688
                                                     ---------        ---------        ---------        ---------
Operating income (loss)                                (51,158)           8,025          (43,602)          21,742
Interest and other income, net                             101              119              199              230
Interest expense                                        (8,925)          (4,536)         (16,802)          (9,798)
                                                     ---------        ---------        ---------        ---------
Income (loss) from continuing operations               (59,982)           3,608          (60,205)          12,174
      before income taxes
Federal and state income taxes (benefit)               (21,105)           1,316          (21,188)           4,477
                                                     ---------        ---------        ---------        ---------
Income (loss) from continuing operations               (38,877)           2,292          (39,017)           7,697
Discontinued operations
      Net loss from operations                              --               --               --              (72)
      Net gain on disposition                               --               --               --            5,461
                                                     ---------        ---------        ---------        ---------
Net income (loss)                                    $ (38,877)       $   2,292        $ (39,017)       $  13,086
                                                     =========        =========        =========        =========

Basic and diluted earnings (loss) per share
      of common stock
      Continuing operations                          $   (1.32)       $    0.08        $   (1.32)       $    0.27
      Discontinued operations                               --               --               --             0.19
                                                     ---------        ---------        ---------        ---------
                                                     $   (1.32)       $    0.08        $   (1.32)       $    0.46
                                                     =========        =========        =========        =========

Weighted average shares outstanding                     29,480           29,272           29,461           28,311
                                                     =========        =========        =========        =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


(Dollars in thousands except                                June 30,       December 31,
per share data)                     Unaudited                1998              1997
                                                           ---------        ---------
Assets
Current assets
      Cash and cash equivalents                            $   6,227        $   4,802
      Trade accounts receivable, net                          29,927           40,115
      Other current assets                                     6,175            6,752
                                                           ---------        ---------
           Current assets                                     42,329           51,669
                                                           ---------        ---------
Oil and gas properties, full cost method, net                431,565          403,754
Other property, plant and equipment, net                      23,542           22,579
                                                           ---------        ---------
           Property, plant and equipment, net                455,107          426,333
                                                           ---------        ---------
Deferred taxes and other assets                               48,916           24,412
                                                           ---------        ---------
                                                           $ 546,352        $ 502,414
                                                           =========        =========


Liabilities and stockholders' equity
Current liabilities
      Accounts payable                                     $  24,744        $  39,500
      Accrued liabilities                                     21,242           24,524
                                                           ---------        ---------
           Current liabilities                                45,986           64,024
                                                           ---------        ---------
Deferred credits and other liabilities                           875              875
                                                           ---------        ---------
Long-term debt                                               393,890          292,445
                                                           ---------        ---------
Stockholders' equity
      Common stock, par value $0.01 per
           share - authorized 50,000,000
           shares, issued 31,386,450 and
           31,229,890, respectively                              314              312
      Additional paid-in capital                             144,861          144,135
      Retained earnings                                      (36,186)           4,011
      Less treasury stock, 1,801,496 shares, at cost          (3,388)          (3,388)
                                                           ---------        ---------
           Total stockholders' equity                        105,601          145,070
                                                           ---------        ---------
                                                           $ 546,352        $ 502,414
                                                           =========        =========


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                 Six Months Ended
                                                                      June 30,
                                                             --------------------------
(Dollars in thousands)                        Unaudited         1998            1997
                                                             ---------        ---------
Cash flows from operating activities:
      Net income (loss)                                      $ (39,017)       $  13,086
      Non-cash charges (credits):
          Depreciation, depletion and amortization              28,375           28,565
          Writedown of oil and gas properties                   57,631               --
          Gain on sale of discontinued operations                   --           (5,461)
          Deferred income taxes                                (21,361)           3,834
          Other non-cash charges and credits, net                1,046              876
                                                             ---------        ---------
                                                                26,674           40,900
      Net changes in assets and liabilities:
          Trade accounts receivable                             10,188           36,682
          Accounts payable and accrued liabilities             (18,037)         (37,504)
          Other, net                                               190            5,505
                                                             ---------        ---------
Net cash provided by operating activities                       19,015           45,583
                                                             ---------        ---------

Cash flows from investing activities:
      Investment in oil and gas properties                    (117,494)         (85,436)
      Proceeds from the sale of pipeline assets                     --           27,907
      Proceeds from the sale of oil and gas properties           4,815            3,712
      Other capital expenditures, net                           (2,101)          (1,274)
                                                             ---------        ---------
Net cash used in investing activities                         (114,780)         (55,091)
                                                             ---------        ---------

Cash flows from financing activities:
      Proceeds from debt                                       229,100           49,100
      Repayments of debt                                      (127,700)        (151,991)
      Proceeds from issuance of common stock                       728          112,898
      Deferred financing costs                                  (3,760)            (169)
      Other, net                                                (1,178)            (887)
                                                             ---------        ---------
Net cash provided by financing activities                       97,190            8,951
                                                             ---------        ---------
Net increase (decrease) in cash and cash equivalents             1,425             (557)
Cash and cash equivalents at beginning of period                 4,802            5,100
                                                             ---------        ---------
Cash and cash equivalents at end of period                   $   6,227        $   4,543
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

3. Basic earnings per share were computed by dividing net income by the average number of common shares outstanding during the quarter and six-month period as required by FASB Statement No. 128, "Earnings per Share" ("SFAS 128"). Diluted earnings per share have been computed by dividing net income by the average number of common shares outstanding plus the incremental shares that would have been outstanding assuming the exercise of stock options and stock warrants as applicable. A reconciliation of shares used for basic earnings per share and those used for diluted earnings per share is as follows:


                                        Three Months Ended         Six Months Ended
                                            June 30,                   June 30,
                                       ---------------------       --------------------
                                          1998         1997         1998         1997
                                         ------       ------       ------       ------
                                       (amounts in thousands)     (amounts in thousands)
Average common stock outstanding         29,480       29,272       29,461       28,311
Average common stock equivalents            325          454          353          462
                                         ------       ------       ------       ------

Average common stock and common
     stock equivalents outstanding       29,805       29,726       29,814       28,773
                                         ======       ======       ======       ======


4. Supplemental cash flow information. The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. For the six months ended June 30, 1998 interest payments were $11.2 million compared to $10.6 million for the six months ended June 30, 1997. Income tax payments were $0.3 million and $0.5 million for the six month periods ended June 30, 1998 and 1997, respectively.

                        KCS ENERGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. During the first quarter of 1997, the Board of Directors approved a plan to discontinue the Company's natural gas transportation and third-party gas marketing operations in order to focus on the core oil and gas exploration and production operations. As of June 30, 1997, the Company sold its Texas intrastate natural gas pipeline system, together with related marketing assets and a joint venture gathering system, realizing proceeds of approximately $28 million and an after-tax gain of $5.5 million. Accordingly, the results of the transportation and marketing operations have been classified as discontinued operations in 1997. The summarized results of these operations for the six months ended June 30, 1997 were as follows: revenue $22.0 million, net loss from operations of $0.1 million and net gain on disposal of $5.5 million. The gain on disposal included a $1.1 million pretax ($0.7 million after-tax) provision for estimated losses during the wind-down period. By December 31, 1997, all assets of the discontinued operations were disposed of.

6. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

         SFAS 133 is effective for the Company in the first quarter of 2000. The Company has not yet quantified the impacts of adoption of SFAS 133 in its financial statements and has not determined the timing of or method of the adoption. SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The following discussion focuses on material changes in results of operations for the three and six months ended June 30, 1998, compared to the three and six months ended June 30, 1997, and in financial condition since December 31, 1997. All references in the following discussion related to earnings per share relate to the Company's basic earnings per share.

Results of Operations

         Net loss for the three months ended June 30, 1998 was $38.9 million, or $1.32 per share, compared to net income of $2.3 million, or $0.08 per share, for the same period last year. The loss in the 1998 quarter resulted primarily from a non-cash writedown of oil and gas properties of $57.6 million ($37.5 million after tax). Excluding the effect of this non-cash writedown, the net loss was $1.4 million or $0.05 per share reflecting substantially lower oil prices, higher interest costs and a higher depletion rate compared to the same period a year ago which more than offset the benefits of higher production levels.

         Net loss for the six months ended June 30, 1998 was $39.0 million, or $1.32 per share, compared to income from continuing operations of $7.7 million, or $0.27 per share for the same period last year. The prior year six-month period also included net income of $5.4 million, or $0.19 per share, from discontinued operations.

         While the depressed oil and gas price environment in 1998 impacted all of the Company's operations, the Rocky Mountain operations were impacted the most. Realized oil prices in this region averaged $8.16 per barrel for the current quarter, reprsenting a 40% decline when compared to those of the same period last year. These lower prices, combined with high unit production costs at the current production levels, have resulted in operating losses for the Rocky Mountain operations of $1.7 million and $2.4 million for the quarter and six months ended June 30, 1998, respectively. During the latter part of the second quarter of 1998, the Company curtailed its capital spending program in this area and implemented a cost reduction plan which should enable these operations to significantly reduce operating and administrative expenses and to break even on a cash basis. In the meantime, the Company will continue to evaluate how best to proceed with the development of the Manderson Field and its multiple reservoirs.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue

                               Three Months Ended           Six Months Ended
                                      June 30,                  June 30,
                              ---------------------       ----------------------
                               1998          1997          1998          1997
                              -------       -------       -------       -------
Production:
      Oil (Mbbl)                  489           427           857           882
      Liquids (Mbbl)               35            28            56            70
      Gas (MMcf)               12,312        10,920        23,637        22,159
      Total (MMcfe)            15,453        13,648        29,112        27,872

Average Price:
      Oil (per bbl)           $ 10.82       $ 17.89       $ 11.86       $ 19.60
      Liquids (per bbl)          5.48         10.73          6.77         11.76
      Gas (per Mcf)              2.17          2.07          2.17          2.33
      Total (per Mcfe)           2.08          2.24          2.13          2.51

Revenue:
      Oil                     $ 5,287       $ 7,637       $10,161       $17,289
      Liquids                     192           299           377           827
      Gas                      26,678        22,653        51,325        51,707
                              -------       -------       -------       -------
      Total                   $32,157       $30,589       $61,863       $69,823
                              =======       =======       =======       =======



         Gas revenue. For the three months ended June 30, 1998, gas revenue increased $4.0 million to $26.7 million. Of this increase $3.0 million was due to a 13% increase in production with the remainder attributable to a 4% increase in average realized gas prices.

         For the six months ended June 30, 1998, gas revenue decreased $0.4 million to $51.3 million. A 7% decrease in average realized gas prices resulted in lower revenue of $3.6 million which more than offset a 7% increase in production.

         Oil and liquids revenue. For the three months ended June 30, 1998, oil and liquids revenue was $5.5 million, compared to $7.9 million during the 1997 period. Of this decrease, $3.1 million was attributable to significantly lower average realized oil and liquids prices. Average realized oil prices during the current year three-month period were $10.82, or 40% lower than the same period last year. This was partially offset by a 15% increase in oil and liquids production.

         For the six months ended June 30, 1998, oil and liquids revenue decreased $7.6 million to $10.5 million compared to the same period in 1997 primarily due to lower prices.

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

Other revenue, net

         Other revenue includes $1.1 million for the three months ended and $2.2 million for the six months ended June 30, 1998 related to severance tax refunds. In 1997, other revenue was mainly due to a $1.3 million settlement of a gas contract dispute recorded in the second quarter.

Lease operating expenses

         Lease operating expenses increased $0.6 million to $7.6 million and $1.2 million to $14.9 million for the three and six months ended June 30, 1998, respectively, compared to the same periods a year ago. These increases were primarily attributable to activity in the Rocky Mountain region.

Production taxes

         Production taxes, which are generally levied based upon a percentage of revenue, decreased $0.3 million to $1.0 million for the second quarter of 1998 and $1.0 million to $2.1 million for the six months ended June 30, 1998, compared to the same periods in 1997.

General and administrative expenses

         General and administrative expenses increased $0.7 million to $3.0 million and $0.3 million to $5.6 million for the three and six months ended June 30, 1998, respectively, compared to the same periods in 1997. These increases were largely as a result of the expansion of the Company's volumetric production payment program (VPP) and higher costs associated with the Rocky Mountain operations.

Depreciation, depletion and amortization

         The Company provides for depletion on its oil and gas properties using the future gross revenue method, whereby the depletion rate is calculated as a percentage of amortizable oil and gas properties to future gross revenue based on recoverable reserves valued at current prices. During the three months ended June 30, 1998, DD&A on the Company's oil and gas properties increased $1.6 million due primarily to a higher DD&A rate in the 1998 quarter. The DD&A rate increased to 46% of revenue in the current year three-month period, compared to 44% during the same period a year ago. The increase in the rate reflects the lower energy prices in 1998.

         For the six months ended June 30, 1998, DD&A on the Company's oil and gas properties decreased $0.2 million as compared to the similar period in 1997. This decrease was primarily due to lower oil and gas revenues partially offset by a higher depletion rate in the current year.

Writedown of Oil and Gas Properties

         At June 30, 1998, the Company, in accordance with the full cost accounting method and procedures prescribed by the SEC, recorded a $57.6 million ($37.5 million after tax) non-cash writedown of its oil and gas properties. Under the SEC

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

accounting procedures, capitalized oil and gas property costs are limited to the present value of future net revenues from estimated production of proved oil and gas reserves at end of period prices, discounted at 10%, plus the historical cost of unproved properties ("SEC PV10 value"). To the extent that the capitalized costs exceed the estimated SEC PV 10 value at the end of any fiscal quarter, such excess costs are written down with a corresponding charge to income. The decrease in the June 30, 1998 SEC PV 10 value was primarily attributable to the impact of significantly lower period end oil and gas prices.

         Further price declines, if not offset by increases in proved oil and gas reserves, could result in future ceiling writedowns.

Interest expense

         Interest expense was $8.9 million during the second quarter of 1998 compared to $4.5 million for the same period last year. For the six months ended June 30, 1998 interest expense was $16.8 million compared to $9.8 million. The increases during the 1998 periods reflect higher average borrowings during the 1998 period due to the expansion of the Company's oil and gas operations.

Liquidity and Capital Resources

Cash flow from operating activities

         Net income adjusted for non-cash charges decreased $14.2 million to $26.7 million for the six months ended June 30, 1998, compared to $40.9 million during the same period in 1997 mainly due to the impact of lower oil and gas prices on oil and gas revenue and additional interest costs related to incremental borrowings. Net cash provided by operating activities was $19.0 million during the current year six-month period, compared to $45.6 million for the six months ended June 30, 1997. In addition to the effect of lower energy prices, the 1998 six-month period was impacted by the timing of cash receipts and payments which were generally at a lower level in 1998 due to the discontinuation of the Company's natural gas transporation and marketing operations in 1997.

Investing activities

         Capital expenditures on oil and gas properties for the six months ended June 30, 1998 were $117.5 million of which $47.9 million was for development drilling, $60.5 million for the acquisition of proved reserves primarily under the Company's VPP program and $9.1 million was for lease acquisitions, seismic surveys and exploratory drilling.

         The remainder of the Company's 1998 capital spending budget of approximately $40 million is expected to be funded by cash flow from operations. The sale of non-strategic oil and gas properties which are located outside of the Company's primary operating fields is being explored and could be an additional source of cash.

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

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         At June 30, 1998, the Company had $45.7 million of availability under its bank credit facilities. In July, 1998 the availability was increased by $10 million following the completion of a borrowing base review by the lenders. The borrowing base is a function of the lenders' determination of the loan value of the underlying oil and gas properties.

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

                          KCS ENERGY, INC. - FORM 10-Q
                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

         Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1997.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits:

                   Exhibit 27 - Financial Data Schedule.

         (b) Reports on Form 8-K.
                   There were no reports on Form 8-K filed during the three months ended June 30, 1998.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         KCS ENERGY, INC.



      August 14, 1998                    /S/  PAUL S. SAMETT
      ---------------                    -------------------
                                         Paul S. Samett
                                           Senior Vice President and
                                             Chief Financial Officer

      August 14, 1998                    /S/  FREDERICK DWYER
      ---------------                    -------------------
                                         Frederick Dwyer
                                           Vice President, Controller
                                             and Secretary
                                       12