Form 10-Q
period 1998-09-30
KCS ENERGY INC
filed 1998-11-16
CIK 832820

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

                             (1) /X/ Yes (2) / / No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, $0.01 par value: 29,255,085 shares outstanding as of October 31, 1998.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

                                                         Three Months Ended                 Nine Months Ended
(Amounts in thousands except                                September 30,                     September 30,
per share data)               Unaudited                1998             1997             1998              1997
                                                     ---------        ---------        ---------        ---------
Oil and gas revenue                                  $  30,446        $  30,573        $  92,309        $ 100,396
Other revenue, net                                       1,831            1,095            4,940            3,702
                                                     ---------        ---------        ---------        ---------
Total revenue                                           32,277           31,668           97,249          104,098

Operating costs and expenses
      Lease operating expenses                           8,075            6,771           22,993           20,470
      Production taxes                                     961            1,268            3,019            4,354
      General and administrative expenses                2,873            1,964            8,465            7,302
      Depreciation, depletion and amortization          15,567           13,921           43,942           42,486
      Writedown of oil and gas properties                 --               --             57,631             --
                                                     ---------        ---------        ---------        ---------
Total operating costs and expenses                      27,476           23,924          136,050           74,612
                                                     ---------        ---------        ---------        ---------
Operating income (loss)                                  4,801            7,744          (38,801)          29,486
Interest and other income, net                             (82)             158              117              388
Interest expense                                        (9,787)          (5,348)         (26,589)         (15,146)
                                                     ---------        ---------        ---------        ---------
Income (loss) from continuing operations
      before income taxes                               (5,068)           2,554          (65,273)          14,728
Federal and state income taxes (benefit)                (1,487)             975          (22,675)           5,452
                                                     ---------        ---------        ---------        ---------
Income (loss) from continuing operations                (3,581)           1,579          (42,598)           9,276
Discontinued operations
      Net loss from operations                            --               --               --                (72)
      Net gain on disposition                             --               --               --              5,461
                                                     ---------        ---------        ---------        ---------
Net income (loss)                                    $  (3,581)       $   1,579        $ (42,598)       $  14,665
                                                     =========        =========        =========        =========

Basic earnings (loss) per share
      of common stock
      Continuing operations                          $   (0.12)       $    0.05        $   (1.44)       $    0.32
      Discontinued operations                             --               --               --               0.19
                                                     ---------        ---------        ---------        ---------
                                                     $   (0.12)       $    0.05        $   (1.44)       $    0.51
                                                     =========        =========        =========        =========
Diluted earnings (loss) per share
      of common stock
      Continuing operations                          $   (0.12)       $    0.05        $   (1.44)       $    0.32
      Discontinued operations                             --               --               --               0.18
                                                     ---------        ---------        ---------        ---------
                                                     $   (0.12)       $    0.05        $   (1.44)       $    0.50
                                                     =========        =========        =========        =========
Average shares outstanding for computation
      of earnings per share
      Basic                                             29,537           29,377           29,486           28,670
      Diluted                                           29,537           29,973           29,486           29,177
                                                     =========        =========        =========        =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except                            September 30,     December 31,
per share data)               Unaudited                    1998              1997
                                                         ---------        ---------
Assets
Current assets
      Cash and cash equivalents                          $   1,176        $   4,802
      Trade accounts receivable, net                        33,396           40,115
      Federal income tax receivable                          3,248             --
      Other current assets                                   6,488            6,752
                                                         ---------        ---------
           Current assets                                   44,308           51,669
                                                         ---------        ---------
Oil and gas properties, full cost method, net              442,231          403,754
Other property, plant and equipment, net                    23,040           22,579
                                                         ---------        ---------
           Property, plant and equipment, net              465,271          426,333
                                                         ---------        ---------
Other assets
      Investments and other assets                           9,959            7,815
      Deferred federal and state income taxes               36,787           16,597
                                                         ---------        ---------
           Other assets                                     46,746           24,412
                                                         ---------        ---------
                                                         $ 556,325        $ 502,414
                                                         =========        =========
Liabilities and stockholders' equity
Current liabilities
      Accounts payable                                   $  18,190        $  39,500
      Accrued liabilities                                   16,454           24,524
                                                         ---------        ---------
           Current liabilities                              34,644           64,024
                                                         ---------        ---------
Deferred credits and other liabilities                       1,449              875
                                                         ---------        ---------
Long-term debt                                             420,012          292,445
                                                         ---------        ---------
Stockholders' equity
      Common stock, par value $0.01 per
           share - authorized 50,000,000
           shares, issued 31,419,440 and
           31,229,890, respectively                            311              312
      Additional paid-in capital                           145,002          144,135
      Retained earnings (deficit)                          (40,355)           4,011
      Less treasury stock, 2,167,096 shares and
           1,801,496 shares, respectively, at cost          (4,738)          (3,388)
                                                         ---------        ---------
           Total stockholders' equity                      100,220          145,070
                                                         ---------        ---------
                                                         $ 556,325        $ 502,414
                                                         =========        =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                  Nine Months Ended
                                                                     September 30,
(Dollars in thousands) Unaudited                               1998              1997
                                                             ---------        ---------
Cash flows from operating activities:
      Net income (loss)                                      $ (42,598)       $  14,665
      Non-cash charges (credits):
          Depreciation, depletion and amortization              43,942           42,486
          Writedown of oil and gas properties                   57,631             --
          Gain on sale of discontinued operations                 --             (5,461)
          Deferred income taxes                                (20,130)           4,581
          Other non-cash charges and credits, net                2,038            1,320
                                                             ---------        ---------
                                                                40,883           57,591
      Net changes in assets and liabilities:
          Trade accounts receivable                              6,718           58,054
          Accounts payable and accrued liabilities             (29,522)         (54,579)
          Other, net                                            (2,656)             829
                                                             ---------        ---------
Net cash provided by operating activities                       15,423           61,895
                                                             ---------        ---------
Cash flows from investing activities:
      Investment in oil and gas properties                    (143,214)        (169,773)
      Proceeds from the sale of pipeline assets                   --             27,907
      Proceeds from the sale of oil and gas properties           4,895            3,800
      Other capital expenditures, net                           (2,189)          (2,111)
                                                             ---------        ---------
Net cash used in investing activities                         (140,508)        (140,177)
                                                             ---------        ---------
Cash flows from financing activities:
      Proceeds from debt                                       255,200          117,300
      Repayments of debt                                      (127,700)        (151,991)
      Proceeds from issuance of common stock                       865          113,418
      Deferred financing costs                                  (3,787)            (213)
      Other, net                                                (3,119)          (1,474)
                                                             ---------        ---------
Net cash provided by financing activities                      121,459           77,040
                                                             ---------        ---------
Net decrease in cash and cash equivalents                       (3,626)          (1,242)
Cash and cash equivalents at beginning of period                 4,802            5,100
                                                             ---------        ---------
Cash and cash equivalents at end of period                   $   1,176        $   3,858
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

2. The Company follows the full cost method of accounting, under which all productive and nonproductive costs associated with its exploration, development and production activities are capitalized in a country-wide cost center. Depreciation, depletion and amortization of evaluated costs is calculated using the future gross revenue method based on proved reserves valued at end of period prices. Under accounting procedures prescribed by the SEC, capitalized oil and gas property costs are limited to the present value of future net revenues from estimated production of proved oil and gas reserves at end of period prices, discounted at 10%, plus the lower of cost or fair value of unproved properties ("SEC PV10 value"). To the extent that the capitalized costs exceed the estimated SEC PV10 value ("ceiling limitation") at the end of any fiscal quarter, such excess costs are written down with a corresponding charge to income.

         At June 30, 1998, the Company recorded a $57.6 million ($37.5 million after-tax) non-cash writedown of its oil and gas properties primarily as a result of significantly lower period end oil and gas prices. The precipitous decline in natural gas prices continued during the third quarter of 1998 and based on September 30, 1998 prices, capitalized costs exceeded the estimated SEC PV10 value by approximately $32.5 million. Natural gas prices then rose sufficiently in November 1998 to eliminate this deficit. In making the SEC PV10 value assessment referred to above, for the ceiling limitation calculation, the SEC allows companies to take into consideration changes in prices of its products subsequent to the end of the period if such prices are appropriate to determine fair value. Accordingly, the Company did not record a non-cash writedown of its oil and gas properties for the third quarter of 1998.

3. In January 1998, the Company completed a public offering of $125 million senior subordinated notes at an interest rate of 8.875% due January 15, 2008. The net proceeds of approximately $121 million were used to pay down borrowings under the Company's bank credit facilities and to finance oil and gas investments.

4. Supplemental cash flow information. The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. For the nine months ended September 30, 1998 interest payments were $27.3 million, compared to $19.9 million for the nine months ended September 30, 1997. Income tax payments were $0.3 million and $0.5 million for the nine-month periods ended September 30, 1998 and 1997, respectively.

5. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133

                        KCS ENERGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows for the offset between gains and losses on derivative contracts and related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

        SFAS 133 is effective for the Company in the first quarter of 2000. The Company has not yet quantified the impact of adoption of SFAS 133 in its financial statements and has not determined the timing of or method of the adoption. SFAS 133 must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997.

6. During the first quarter of 1997, the Board of Directors approved a plan to discontinue the Company's natural gas transportation and third-party gas marketing operations in order to focus on the core oil and gas exploration and production operations. As of June 30, 1997, the Company sold its Texas intrastate natural gas pipeline system, together with related marketing assets and a joint-venture gathering system, realizing proceeds of approximately $28 million and an after-tax gain of $5.5 million. Accordingly, the results of the transportation and marketing operations have been classified as discontinued operations in 1997. The summarized results of these operations for the nine months ended September 30, 1997 were as follows: revenue of $22.0 million, net loss from operations of $0.1 million and net gain on disposal of $5.5 million. The gain on disposal included a $1.1 million pre-tax ($0.7 million after-tax) provision for estimated losses during the wind-down period. By December 31, 1997, all assets of the discontinued operations were disposed of.

7. Basic earnings per share were computed by dividing net income by the average number of common shares outstanding during the quarter and nine-month period as required by FASB Statement No. 128, "Earnings per Share" ("SFAS 128"). Diluted earnings per share have been computed by dividing net income by the average number of common shares outstanding plus the incremental shares that would have been outstanding assuming the exercise of stock options and stock warrants as applicable. A reconciliation of shares used for basic earnings per share and those used for diluted earnings per share is as follows:

                                         Three Months Ended         Nine Months Ended
                                            September 30,              September 30,
                                         -------------------       -------------------
                                          1998         1997         1998         1997
                                         ------       ------       ------       ------
                                        (amounts in thousands)    (amounts in thousands)
Average common stock outstanding         29,537       29,377       29,486       28,670
Average common stock equivalents            153          596          287          507
                                         ------       ------       ------       ------
Average common stock and common
     stock equivalents outstanding       29,690       29,973       29,773       29,177
                                         ======       ======       ======       ======

Common stock equivalents are not applicable for 1998 earnings per share as they would be antidilutive.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The following discussion focuses on material changes in results of operations for the three and nine months ended September 30, 1998, compared to the three and nine months ended September 30, 1997, and in financial condition since December 31, 1997. All references in the following discussion related to earnings per share relate to the Company's diluted earnings per share.

Results of Operations

         Net loss for the three months ended September 30, 1998 was $3.6 million, or $0.12 per share, compared to net income of $1.6 million, or $0.05 per share, for the same period last year. While production for the quarter was up 16%, substantially lower energy prices coupled with higher interest costs and a higher depletion rate, compared to the same period a year ago, more than offset the benefits of increased production.

         Net loss for the nine months ended September 30, 1998 was $42.6 million, or $1.44 per share, compared to income from continuing operations of $9.3 million, or $0.32 per share for the same period last year. The current year nine-month period includes a non-cash writedown of oil and gas properties of $57.6 million ($37.5 million after-tax). Excluding the effect of this writedown, the net loss was $5.1 million, or $0.17 per share as the benefits of an 8% increase in production were more than offset by a 15% decrease in average prices, higher interest costs and a higher depletion rate. The prior year nine-month period also included net income of $5.4 million, or $0.18 per share, from discontinued operations.

         While the depressed oil and gas price environment in 1998 impacted all of the Company's divisions, the Rocky Mountain division was impacted the most. Realized oil prices in this division during the nine months ended September 30, 1998 were 45% lower than those realized during the same period a year ago. These lower prices, combined with high unit production costs at the current production levels, have resulted in operating losses for the Rocky Mountain division of $1.4 million and $3.8 million for the quarter and nine months ended September 30, 1998, respectively. The Company has curtailed its capital spending program in this area and implemented a cost-reduction plan which has reduced operating and administrative expenses and should enable this division to breakeven on a cash basis. In the meantime, the Company will continue to evaluate how best to proceed with the development of the Manderson Field and its surrounding acreage.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue

                                Three Months Ended             Nine Months Ended
                                   September 30,                 September 30,
                              -----------------------       -----------------------
                                1998           1997           1998           1997
                              --------       --------       --------       --------
Production:
      Gas (MMcf)                12,728         10,647         36,365         32,806
      Oil (Mbbl)                   428            413          1,285          1,295
      Liquids (Mbbl)                22             30             78            101
      Total (MMcfe)             15,430         13,308         44,542         41,180

Average Price:
      Gas (per Mcf)           $   2.00       $   2.17       $   2.11       $   2.28
      Oil (per bbl)              11.10          17.46          11.60          18.92
      Liquids (per bbl)          10.56           9.39           7.85          11.05
      Total (per Mcfe)            1.97           2.30           2.07           2.44

Revenue:
      Gas                     $ 25,462         23,075         76,787         74,782
      Oil                        4,749          7,212         14,910         24,501
      Liquids                      235            286            612          1,113
                              --------       --------       --------       --------
      Total                   $ 30,446       $ 30,573       $ 92,309       $100,396
                              ========       ========       ========       ========

         Gas revenue. For the three months ended September 30, 1998, gas revenue increased $2.4 million to $25.5 million. Of this increase, $4.2 million was due to a 20% increase in production, partially offset by an 8% decline in average realized gas prices.

         For the nine months ended September 30, 1998, gas revenue increased $2.0 million to $76.8 million. Of this increase, $7.5 million was due to increased production, partially offset by a 7% reduction in average realized gas prices.

         Oil and liquids revenue. For the three months ended September 30, 1998, oil and liquids revenue decreased by $2.5 million to $5.0 million due to a 36% decline in average realized oil prices.

         For the nine months ended September 30, 1998, oil and liquids revenue decreased $10.1 million to $15.5 million primarily due to a 39% reduction in average realized oil prices.

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

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other revenue, net

         Other revenue includes $1.4 million for the three months and $3.6 million for the nine months ended September 30, 1998, related to production tax refunds. In 1997, other revenue included a $1.3 million settlement of a gas contract dispute recorded in the second quarter. Other revenue also includes certain marketing and gathering revenue incidental to the Company's oil and gas exploration and production operations.

Lease operating expenses

         For the three months ended September 30, 1998 lease operating expenses increased $1.3 million to $8.1 million primarily due to increased production and summer workover activity at the Mid-Continent division in 1998.

         For the nine months ended September 30, 1998 lease operating expenses increased $2.5 million to $23.0 million. Higher production and full-time operation of the gas treatment plant in the Rocky Mountain division during the first six months of 1998 compared to the first six months of 1997 and the increased activity in the Mid-Continent division during the third quarter of 1998 were the primary reasons for the increase.

Production taxes

         Production taxes, which are generally levied based upon a percentage of revenue, decreased $0.3 million to $1.0 million for the third quarter of 1998 and $1.3 million to $3.0 million for the nine months ended September 30, 1998, compared to the same periods in 1997.

General and administrative expenses

         General and administrative expenses ("G&A") increased $0.9 million to $2.9 million and $1.2 million to $8.5 million for the three and nine months ended September 30, 1998, respectively, compared to the same periods a year ago. These increases reflect lower levels of capitalized G&A as a result of the curtailment of the drilling program in the Rocky Mountain division as well as higher levels of administrative activity associated with 1998 production increases.

Depreciation, depletion and amortization

         The Company provides for depletion on its oil and gas properties using the future gross revenue method, whereby the depletion rate is calculated as a percentage of amortizable oil and gas properties to future gross revenue based on recoverable reserves valued at end of period prices. During the three months ended September 30, 1998, depreciation, depletion and amortization ("DD&A") on the Company's oil and gas properties increased $1.6 million due primarily to a higher DD&A rate in the 1998 quarter. The DD&A rate increased to 49% of oil and gas revenue in the current year three-month period, compared to 44% during the same period a year ago. The increase in the rate reflects the lower energy prices in 1998.

         For the nine months ended September 30, 1998, DD&A on the Company's oil and gas properties increased $1.3 million, compared to the similar period in 1997. This increase was primarily due to a higher depletion rate in the current year partially offset by lower oil and gas revenues.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Writedown of oil and gas properties

         At June 30, 1998, the Company, in accordance with the full cost accounting method and procedures prescribed by the SEC, recorded a $57.6 million ($37.5 million after tax) non-cash writedown of its oil and gas properties. Under the SEC accounting procedures, capitalized oil and gas property costs are limited to the present value of future net revenues from estimated production of proved oil and gas reserves at end of period prices, discounted at 10%, plus the lower of cost or fair value of unproved properties ("SEC PV10 value"). To the extent that the capitalized costs exceed the estimated SEC PV10 value ("ceiling limitation") at the end of any fiscal quarter, such excess costs are written down with a corresponding charge to income. The decrease in the June 30, 1998 SEC PV10 value was primarily attributable to the impact of significantly lower period end oil and gas prices. Natural gas prices continued to decline in the third quarter of 1998 and based on September 30, 1998 prices, capitalized costs exceeded the estimated SEC PV10 value by approximately $32.5 million. Natural gas prices then rose sufficiently in November 1998 to eliminate this deficit. In making the SEC PV10 value assessment referred to above, for the ceiling limitation calculation, the SEC allows companies to take into consideration changes in prices of its products subsequent to the end of the period if such prices are appropriate to determine fair value. Accordingly, the Company did not record a non-cash writedown of its oil and gas properties for the third quarter of 1998.

         Further price declines, if not offset by increases in proved oil and gas reserves, could result in future ceiling writedowns.

Interest expense

         Interest expense was $9.8 million during the third quarter of 1998, compared to $5.3 million for the same period last year. For the nine months ended September 30, 1998, interest expense was $26.6 million, compared to $15.1 million. The increases during the 1998 periods reflect higher average borrowings during the 1998 period due to the expansion of the Company's oil and gas operations.

Liquidity and Capital Resources

Cash flow from operating activities

         Net income adjusted for non-cash charges decreased to $40.9 million for the nine months ended September 30, 1998, compared to $57.6 million during the same period in 1997, mainly due to the impact of lower oil and gas prices on oil and gas revenue and additional interest costs related to incremental borrowings, partially offset by a $3.2 million federal income tax refund. Net cash provided by operating activities was $15.4 million during the current year nine-month period, compared to $61.9 million for the nine months ended September 30, 1997. In addition to the effect of lower energy prices and interest costs, the 1998 nine-month period was impacted by the timing of cash receipts and payments which were generally at a lower level in 1998 due to the discontinuation of the Company's natural gas transportation and marketing operations in 1997. Working capital at September 30, 1998 increased to $9.7 million.

Investing activities

         Capital expenditures on oil and gas properties for the nine months ended September 30, 1998 were $143.2 million, of which $60.3 million was for development drilling, $69.9 million for the acquisition of proved reserves primarily under the Company's VPP program and $13.0 million for

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

lease acquisitions, seismic surveys and exploratory drilling. The remainder of the Company's 1998 capital spending budget of approximately $12 million is expected to be funded by cash flow from operations and proceeds from pending assets sales.

Financing activities

         On January 15, 1998, the Company completed a public offering of $125 million senior subordinated notes at an interest rate of 8.875% due January 15, 2008. The net proceeds of approximately $121 million were used to pay down borrowings under the Company's bank credit facilities.

         At September 30, 1998, the Company had $29.6 million of availability under its bank credit facilities which are currently under a semi-annual review. The borrowing base is a function of the lenders' determination of the loan value of the underlying oil and gas properties.

Year 2000 Issue

         The Year 2000 problem concerns the possible inability of certain information systems, primarily computer software programs, to properly recognize date sensitive information beginning January 1, 2000 and the related data processing errors and resulting business problems that this may cause. The Company has a Year 2000 program in place to 1) Identify and resolve internal systems issues, and 2) Identify and plan for potential issues with respect to external vendors and customers.

Internal Systems

         The Company's planning for the internal systems aspects of the Year 2000 problem is focused on five areas: (1) Communications Hardware and Software;
(2) Information Systems Hardware; (3) Operating Systems Software; (4) Back Office Applications and (5) Core Applications.

Communications Hardware and Software

         Communication software upgrades are needed at several of the Company's offices. This software is readily replaceable with Year 2000 compliant versions. The Company has plans in place to ensure that these systems are compliant. It is anticipated that related upgrades will be in place by the end of the second quarter of 1999.

Information Systems Hardware

         Two servers are scheduled for replacement with Year 2000 compliant models. Certain workstation replacements are needed throughout the Company, but these replacements are minimal and readily available. It is anticipated that replacements will be in place by the end of the third quarter of 1999.

Operating Systems Software

         The Company presently uses Windows NT4 and Windows 95 operating systems which are not Year 2000 compliant. The Company's plan is to have all workstations on a Windows 2000 system, which is a Year 2000 compliant operating system, in early 1999.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Back Office Applications

         The Company's two principal Microsoft desktop productivity applications are not currently Year 2000 compliant but it is anticipated that they will be upgraded with the vendor release due in early 1999. Certain server applications such as SMS, SQL Arcserve and Inoculan, which allow the Company to manage data as well as maintain network integrity, are also not compliant but it is anticipated that they will be upgraded to compliant versions by the spring of 1999.

Core Applications

         The Company's principal core applications are for reserve engineering and analysis, production reporting and financial and accounting systems. The reserve engineering and production reporting applications are currently not Year 2000 compliant, but are in the process of being upgraded to compliant versions. It is anticipated that upgrade of the reserve engineering and analysis application will be completed prior to December 31, 1998 and the production reporting system will be upgraded in the second quarter of 1999. The Company is in the process of migrating all of its divisions to a single finance and accounting solution which is Year 2000 compliant. It is anticipated that migration will be completed in early 1999.

         The Company believes that the program outlined above will mitigate its internal systems risk related to the Year 2000 problem. The incremental costs of this program in 1998 and 1999 is currently estimated to be between $400,000 and $600,000 in the aggregate, most of which would have been spent in any event within the next 18 to 24 months in the continuing process of upgrading information systems to the latest technology. These costs are being expensed as incurred except for any major investments in replacement computer hardware or new application systems projects that are normally capitalized and amortized over the life of the asset.

External Vendor and Customer Issues

         The Company also relies on the systems capabilities of various vendors and customers to conduct its business. The Company is presently polling its major vendors and customers to insure that they will be Year 2000 compliant on a timely basis and to develop contingency plans for any disruption in their services or products that could have a significant adverse impact on the Company's business. These activities are intended to provide a means of managing risk, but cannot eliminate the potential for disruption due to third party failure.

         The most significant risks of non-compliance by third parties are as follows:

1) Inability of the operators of certain wells in which the Company owns a working interest to report production, bill, collect and remit revenues that are due to the Company.

2) Inability of pipeline companies and others to which the Company sells natural gas to properly meter production, remarket the gas and pay the Company as due.

3) Inability of the Company's suppliers to schedule and deliver equipment to the Company's operated well sites, causing potential delays in drilling and development activities and, conceivably, other safety and environmental risks.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Based upon the results of the Company's assessment of third party Year 2000 risks, it is anticipated that appropriate contingency plans will be developed, including the use of manual systems and alternate vendors. The methodology used in the development of the contingency plans, which are expected to be in place by the end of the third quarter of 1999, is largely dependent upon the responses received from the Company's vendors and customers as to their Year 2000 compliance.

Forward-looking Statements

         The information discussed in this Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included herein regarding planned capital expenditures, the Company's financial position and future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties, and the Company can give no assurance that such expectations will prove to have been correct. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the timing and success of the Company's drilling activities, the volatility of prices and supply and demand for oil and gas, the numerous uncertainties inherent in estimating quantities of oil and gas reserves and actual future production rates and associated costs, the usual hazards associated with the oil and gas industry (including blowouts, cratering, pipe failure, spills, explosions and other unforeseen hazards), and increases in regulatory requirements.

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

                          KCS ENERGY, INC. - FORM 10-Q
                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

         Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1997.

Item 6. Exhibits and Reports on Form 8-K.

         (a)   Exhibits:

               10(i) Third Amendment to Credit Agreement among KCS Resources, Inc., KCS Pipeline Systems, Inc., KCS Michigan Resources, Inc. and KCS Energy Marketing, Inc., Canadian Imperial Bank of Commerce, New Agency, as Agent, CIBC Inc., as Collateral Agent, Bank One, Texas, National Association, as Co-Agent, NationsBank of Texas, N.A., as Co-Agent dated September 25, 1996.

               10(ii) Second Amendment to Guaranty by KCS Energy, Inc. in Favor of Canadian Imperial Bank of Commerce, New York Agency, as Agent dated September 25, 1996.

               10(iii) Second Amendment to Credit Agreement among KCS Medallion Resources, Inc., KCS Energy, Inc., KCS Energy Services, Inc., Medallion Gas Services, Inc., and GED Energy Services, Inc. and Canadian Imperial Bank of Commerce, New York Agency, as Agent, CIBC Inc. as Collateral
                        Agent NationsBank of Texas, N.A. as Co-Agent dated January 2, 1997.


               27       Financial Data Schedule.

         (b)      Reports on Form 8-K.

                  There were no reports on Form 8-K filed during the three months ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    KCS ENERGY, INC.

November 16, 1998                            /S/  PAUL S. SAMETT
                                             -------------------
                                             Paul S. Samett
                                               Senior Vice President and
                                                 Chief Financial Officer

November 16, 1998                            /S/  FREDERICK DWYER
                                             --------------------
                                             Frederick Dwyer
                                               Vice President, Controller
                                                 and Secretary

Exhibit No.       Description of Exhibit
-----------       ----------------------

    10(i)         Third Amendment to Credit Agreement among KCS Resources,
                  Inc., KCS Pipeline Systems, Inc., KCS Michigan Resources, Inc. and KCS Energy Marketing, Inc., Canadian Imperial Bank of Commerce, New Agency, as Agent, CIBC Inc., as Collateral Agent, Bank One, Texas, National Association, as Co-Agent, NationsBank of Texas, N.A. as Co-Agent dated September 25, 1996.

    10(ii) Second Amendment to Guaranty by KCS Energy, Inc. in Favor of Canadian Imperial Bank of Commerce, New York Agency, as Agent dated September 25, 1996.

    10(iii) Second Amendment to Credit Agreement among KCS Medallion Resources, Inc., KCS Energy, Inc., KCS Energy Services, Inc., Medallion Gas Services, Inc., and GED Energy Services, Inc. and Canadian Imperial Bank of Commerce, New York Agency, as Agent, CIBC Inc., as Collateral Agent, NationsBank of Texas, N.A. as Co-Agent dated January 2, 1997.

    27            Financial Data Schedule.

                                                                   Exhibit 10(i)


                      THIRD AMENDMENT TO CREDIT AGREEMENT


      THIS THIRD AMENDMENT TO CREDIT AGREEMENT (this "Third Amendment") is made and entered into on November __, 1998 and effective as of September 30, 1998 by and among KCS RESOURCES, INC., a Delaware corporation ("KRI") for itself and as successor by merger to KCS PIPELINE SYSTEMS, INC., a Delaware corporation ("KCS Pipeline"); KCS MICHIGAN RESOURCES, INC., a Delaware corporation ("KCS Michigan"); and KCS ENERGY MARKETING, INC., a New Jersey corporation ("KCS Marketing," and together with KRI and KCS Marketing, each individually, a "Borrower" and collectively, the "Borrowers"), each lender that is a signatory hereto or becomes a party hereto as provided in Sections 9.1 or 2.24 of the Agreement (hereinafter defined) (individually, together with its successors and assigns, a "Lender" and, collectively, together with their respective successors and assigns, the "Lenders"), and CANADIAN IMPERIAL BANK OF COMMERCE, acting through its New York agency (in its individual capacity, "CIBC"), and as agent for the Lenders (in such capacity, together with its successors in such capacity, the "Agent"),BANK ONE, TEXAS, NATIONAL ASSOCIATION, a national banking association, as co-agent for the Lenders, and NATIONSBANK OF TEXAS, N.A., a national banking association, as co-agent for the Lenders.


                             W I T N E S S E T H:

      WHEREAS, the Borrowers and the Lenders entered into a Credit Agreement dated September 25, 1996, a First Amendment to Credit Agreement dated July 1, 1997 and a Second Amendment to Credit Agreement dated March 24, 1998 (as amended, the "Agreement") whereby, upon the terms and conditions therein stated, the Lenders agreed to make loans to the Borrowers up to the aggregate amount of $150,000,000.00 to be used by the Borrowers for the purposes set forth in
Section 2.5 of the Agreement; and

      WHEREAS, the Borrowers and the Lenders mutually desire to amend certain aspects of the Agreement;

      NOW, THEREFORE, in consideration of the mutual covenants and agreements herein contained, the parties hereto agree as follows:


                                   ARTICLE 1

                                 GENERAL TERMS

      Section 1.1 Terms Defined in Agreement. As used in this Third Amendment, except as may otherwise be provided in Section 1.2 hereof, all capitalized terms which are defined in the Agreement shall have the same meaning herein as therein, all of such terms and definitions being incorporated herein by reference.

      Section 1.2 Amended Definitions. The following terms which are defined in
Section 1.2 of the Agreement are amended to read as follows:

            "Agreement" shall mean this Credit Agreement, as amended by the First Amendment to Credit Agreement, Second Amendment to Credit Agreement, and Third Amendment to Credit Agreement, as the same may from time to time be further amended or supplemented.

            "Tangible Net Worth" shall mean (a) total assets, as would be reflected on a balance sheet of the Guarantor and its Subsidiaries prepared on a consolidated basis and in accordance with GAAP, exclusive of Intellectual Property, experimental or organization expenses, franchises, licenses, permits, and other intangible assets, treasury stock, and goodwill minus (b) total liabilities, as would be reflected on a balance sheet of the Guarantor and its Subsidiaries prepared on a consolidated basis and in accordance with GAAP plus (c) the after-tax amounts of any ceiling limitation write downs (such after-tax amounts added by virtue of this item (c) not to exceed $40,000,000 in the aggregate on and after September 30, 1998).

      Section 1.3 Additional Definitions. The following terms are hereby added to Section 1.2 of the Agreement as follows:

            "Equity Securities" shall mean any and all certificates, capital stock, preferred stock, convertible debentures or any other securities evidencing ownership of equity in the Guarantor or any of its Subsidiaries issued in any public or private offering.

      Section 1.4 Confirmation and Extent of Changes. All terms which are defined in Section 1.2 of the Agreement shall remain unchanged except as specifically provided in Section 1.2 of this Third Amendment.

                                   ARTICLE 2

                        REPRESENTATIONS AND WARRANTIES

      Section 2.1 Representations Repeated. The representations and warranties of the Borrowers contained in the Agreement and the other Security Instruments and otherwise made in writing by or on behalf of the Borrowers pursuant to the Agreement and the other Security Instruments were true and correct when made, and are true and correct in all material respects at and as of the time of delivery of this Third Amendment, except for such changes in the facts represented and warranted of which the Lenders have been made aware or as are not in violation of the Agreement, this Third Amendment or the other Security Instruments.

      Section 2.2 Security Instruments. All Security Instruments to which the Borrowers are parties shall secure the Notes and all of the Obligations of the Borrowers to the Lenders, whether or not such Security Instruments shall be expressly amended or supplemented in connection herewith.

      Section 2.3 Compliance with Obligations. The Borrowers have performed and complied in all material respects with all agreements and conditions contained in the Agreement and the Security Instruments required to be performed or complied with by the Borrowers prior to or at the time of delivery of this Third Amendment.

      Section 2.4 Defaults. After giving effect to this Third Amendment there will exist, no default or Event of Default, or any condition, or act which constitutes, or with notice or lapse of time (or both) would constitute an Event of Default under any loan agreement, note agreement, or trust indenture to which the Borrowers are parties.

      Section 2.5 No Amendments. Nothing in Article 2 of this Third Amendment is intended to amend any of the representations or warranties contained in the Agreement.


                                   ARTICLE 3

                                 MISCELLANEOUS

      Section 3.1 Extent of Amendments. Except as otherwise expressly provided herein, the Agreement, the Note, the Security Instruments and the other instruments and agreements referred to therein are not amended, modified or affected by this Third Amendment. Except as expressly set forth herein, all of the terms, conditions, covenants, representations, warranties and all other provisions of the Agreement are herein ratified and confirmed and shall remain in full force and effect.

      Section 3.2 References. On and after the date on which this Third Amendment becomes effective, the terms, "this Agreement," "hereof," "herein," "hereunder" and terms of like import, when used herein or in the Agreement shall, except where the context otherwise requires, refer to the Agreement, as amended by this Third Amendment.

      Section 3.3 Counterparts. This Third Amendment may be executed in two or more counterparts, and it shall not be necessary that the signatures of all parties hereto be contained on any one counterpart hereof; each counterpart shall be deemed an original, but all of which together shall constitute one and the same instrument.


                     [SIGNATURES BEGIN ON FOLLOWING PAGE]

      IN WITNESS WHEREOF, the parties hereto have caused this Third Amendment to be duly executed on this ____ day of November, 1998; provided that this Third Amendment shall for all purposes be effective as of the 30th day of September, 1998, as if originally signed on that date.

                                       BORROWERS:

                                       KCS RESOURCES, INC.


                                       By:
                                       Name:
                                       Title:


Address for Notices:

379 Thornall St.
Edison, New Jersey 08837
Attention: Kathryn M. Kinnamon
Telecopy:  (732) 603-8960


                                       KCS MICHIGAN RESOURCES, INC.


                                       By:
                                       Name:
                                       Title:

Address for Notices:

379 Thornall St.
Edison, New Jersey 08837
Attention: Kathryn M. Kinnamon
Telecopy:  (732) 603-8960


                                       KCS ENERGY MARKETING, INC.


                                       By:
                                       Name:
                                       Title:

Address for Notices:

379 Thornall St.
Edison, New Jersey 08837
Attention: Kathryn M. Kinnamon
Telecopy:  (732) 603-8960


                                       AGENT:

                                       CANADIAN IMPERIAL BANK OF
                                       COMMERCE


                                       By:
                                          Marybeth Ross
                                          Authorized Signatory

Address for Notices:

425 Lexington Avenue
7th Floor
New York, New York  10017
Attention: Marybeth Ross
   Syndications Group
Telecopy: (212) 856-3763


with copies to:

CANADIAN IMPERIAL BANK OF COMMERCE
909 Fannin, Suite 1200
Houston, Texas  77010
Attention: Russell Otts
Telecopy:  (713) 650-3727

                                    CO-AGENT AND A LENDER:

                                    BANK ONE, TEXAS, NATIONAL
                                    ASSOCIATION


                                    By:
                                    Name:
                                    Title:

Applicable Lending Office
for Base Rate Loans and
LIBO Rate Loans:

910 Travis
Houston, Texas  77002
Attention:  Karen Smith
Telecopy:  (713) 751-7894


Address for Notices:

910 Travis Street
Houston, Texas  77002
Attention:  Stephen M. Shatto
Telecopy:   (713) 751-3544


                                    CO-AGENT AND A LENDER:

                                    NATIONSBANK OF TEXAS, N.A.


                                    By:
                                    Name:
                                    Title:


Applicable Lending Office
for Base Rate Loans and
LIBO Rate Loans:

901 Main Street, 14th Floor
Dallas, Texas 75283
Attention: Corporate Credit Services

Address for Notices:

901 Main Street, 14th Floor
Dallas, Texas 75283
Attention: Sharon Evans
Telecopy:  (214) 508-2020


with copies to:

NATIONSBANK OF TEXAS, N.A.
700 Louisiana, 8th Floor
Houston, Texas 77002
Attention: Paul A. Squires
Telecopy: (713) 247-6568

                                    LENDERS:

                                    COMERICA BANK-TEXAS


                                    By:
                                    Name:
                                    Title:


Applicable Lending Office
for Base Rate Loans and
LIBO Rate Loans:
1508 West Mockingbird
Dallas, Texas  75235


Address for Notices:

1601 Elm Street
Second Floor
Dallas, Texas  75202
Attention: Mark Fuqua
Telecopy:  (214) 965-8990


with copies to:

COMERICA BANK-TEXAS
One Shell Plaza
910 Louisiana, Suite 410
Houston, Texas  77002
Attention: Daniel G. Steele
Telecopy:  (713) 722-6550

                                    DEN NORSKE BANK ASA


                                    By:
                                    Name:
                                    Title:


                                    By:
                                    Name:
                                    Title:


Applicable Lending Office
for Base Rate Loans and
LIBO Rate Loans:

200 Park Avenue, 31st Floor
New York, New York  10166-0396


Address for Notices:

200 Park Avenue, 31st Floor
New York, New York  10166-0396
Attention:  Bill Trivedi
Telecopy:  (212) 681-4123


with copies to:

DEN NORSKE BANK ASA
333 Clay Street, Suite 4890
Houston, Texas  77002
Attention:  William V. Moyer
Telecopy:  (713) 757-1167


                                    CIBC, INC.


                                    By:
                                       Marybeth Ross
                                       Authorized Signatory

Address for Notices:

909 Fannin, Suite 1200
Houston, Texas  77010
Attention:  Mark Wolf
Telecopy:  (713) 650-3727

                                                                 Exhibit 10(ii)

                          SECOND AMENDMENT TO GUARANTY


      THIS SECOND AMENDMENT TO GUARANTY (this "Second Amendment")is made and entered into by KCS Energy, Inc., a Delaware corporation (the "Guarantor") in favor of the lenders party to the Credit Agreement (as such term is defined below) from time to time (together with their respective successors and assigns as permitted pursuant to the Credit Agreement referred to below, the "Lenders"), and Canadian Imperial Bank of Commerce, a Canadian chartered bank, acting through its New York Agency, as agent for the Lenders pursuant to the Credit Agreement (as such term is defined below) (in such capacity, together with its successors in such capacity pursuant to the terms of the Credit Agreement, the "Agent").


                                    RECITALS:

      WHEREAS, pursuant to the terms and conditions of that certain Credit Agreement dated September 25, 1996 by and among KCS Resources, Inc., a Delaware corporation, for itself and as successor by merger to KCS Pipeline Systems, Inc., a Delaware corporation, KCS Michigan Resources, Inc., a Delaware corporation, and KCS Energy Marketing, Inc., a New Jersey corporation (each individually a "Borrower" and collectively, the "Borrowers"), the Agent, CIBC Inc., as Collateral Agent, and the Lenders (as such agreement may be amended, restated, or supplemented from time to time, the "Credit Agreement"), the Lenders agreed to extend credit to or for the benefit of the Borrowers;

      WHEREAS, pursuant to the Credit Agreement and as an inducement to the Lenders to extend credit to the Borrowers pursuant to the Credit Agreement, the Guarantor entered into that certain Guaranty dated September 25, 1996 (the "Guaranty") in favor of the Agent for the benefit of the Lenders;

      WHEREAS, the Guaranty was amended by that certain First Amendment to Guaranty dated March 24, 1998; and

      WHEREAS, Guarantor and Agent mutually desire to amend certain aspects of the Guaranty as herein set forth.

      NOW, THEREFORE, in consideration of the mutual covenants and agreements herein contained, the parties hereto agree as follows:

                                    ARTICLE 1

                                  GENERAL TERMS

      Section 1.1 Terms Defined in Guaranty. As used in this Second Amendment all capitalized terms which are defined in the Guaranty or the Credit Agreement, as applicable, shall have the same meaning herein as therein, all of such terms and definitions being incorporated herein by reference.

                                   ARTICLE 2

                                 MODIFICATIONS

      Section 2.1 Tangible Net Worth. Section 5.4 of the Guaranty is hereby deleted from the Guaranty in its entirety and shall be substituted with the following:

      "Section 5.4      Tangible Net Worth. Permit Tangible Net Worth as of
                        September 30, 1998 to be less than $80,000,000 and thereafter at the close of any fiscal quarter to be less than $80,000,000 plus 50% of positive Net Income and 75% of the net proceeds from any offering by Guarantor or any of its Subsidiaries of capital stock or rights
                        (other than rights in connection with debt convertible into Equity Securities) to acquire capital stock in each such quarter."

                                    ARTICLE 3

                         REPRESENTATIONS AND WARRANTIES

      Section 3.1 Representations Repeated. The representations and warranties of the Guarantor contained in the Guaranty and otherwise made in writing by or on behalf of the Guarantor pursuant to the Guaranty were true and correct when made, and are true and correct in all material respects at and as of the time of delivery of this Second Amendment, except for such changes in the facts represented and warranted of which the Lenders have been made aware or as are not in violation of the Guaranty, this Second Amendment or the other Security Instruments.

      Section 3.2 Compliance with Obligations. The Guarantor has performed and complied in all material respects with all agreements and conditions contained in the Guaranty required to be performed or complied with by the Guarantor prior to or at the time of delivery of this Second Amendment.

      Section 3.3 Defaults. After giving effect to this Second Amendment there will exist, no default or Event of Default, or any condition, or act which constitutes, or with notice or lapse of time (or both) would constitute an Event of Default under any loan agreement, note agreement, or trust indenture to which the Guarantor is a party.

      Section 3.4 No Amendments. Nothing in Article 2 of this Second Amendment is intended to amend any of the representations or warranties contained in the Guaranty.


                                    ARTICLE 4

                                  MISCELLANEOUS

      Section 4.1 Extent of Amendments. Except as otherwise expressly provided herein, the Guaranty and the other instruments and agreements referred to therein are not amended, modified or affected by this Second Amendment. Except as expressly set forth herein, all of the terms, conditions, covenants, representations, warranties and all other provisions of the Guaranty are herein ratified and confirmed and shall remain in full force and effect.

      Section 4.2 References. On and after the date on which this Second Amendment becomes effective, the terms, "this Guaranty," "hereof," "herein," "hereunder" and terms of like import, when used herein or in the Guaranty shall, except where the context otherwise requires, refer to the Guaranty, as amended by this Second Amendment.

      Section 4.3 Counterparts. This Second Amendment may be executed in two or more counterparts, and it shall not be necessary that the signatures of all parties hereto be contained on any one counterpart hereof; each counterpart shall be deemed an original, but all of which together shall constitute one and the same instrument.

      IN WITNESS WHEREOF, the parties hereto have caused this Second Amendment to be duly executed on this ______ day of November, 1998; provided that this Second Amendment shall for all purposes be effective as of the 30th day of September, 1998 as if originally signed on that date.

                                   GUARANTOR:

                                   KCS ENERGY, INC.



                                   By:________________________________________
                                   Name:______________________________________
                                   Title:_____________________________________

Address for Notices:

379 Thornall St.
Edison, New Jersey 08837
Attention: Kathryn M. Kinnamon
Telecopy:  (908) 603-8960

Principal Place of Business
  and Chief Executive Office:

379 Thornall St.
Edison, New Jersey 08837
Attention: Kathryn M. Kinnamon
Telecopy:  (908) 603-8960

                                   AGENT:

                                   CANADIAN IMPERIAL BANK OF
                                   COMMERCE, NEW YORK AGENCY


                                   By:________________________________________
                                          Marybeth Ross
                                          Authorized Signatory

Address for Notices:

425 Lexington Avenue
7th Floor
New York, New York  10017
Attention: Marybeth Ross
  Syndications Group
Telecopy: (212) 856-3763


with copies to:

CANADIAN IMPERIAL BANK OF COMMERCE
1600 Smith, Suite 3100
Houston, Texas  77002
Attention: Mark Wolf
Telecopy:  (713) 650-7675

with copies to:

CIBC INC.
1600 Smith, Suite 3100
Houston, Texas  77002
Attention: Mark Wolf
Telecopy:  (713) 650-7675

                                   LENDERS:

                  Consented to By: BANK ONE, TEXAS NATIONAL
                                   ASSOCIATION, a national banking
                                   association

                                   By:________________________________________
                                   Name:______________________________________
                                   Title:_____________________________________




                  Consented to By: NATIONSBANK OF TEXAS, N.A., a
                                   national banking association

                                   By:________________________________________
                                   Name:______________________________________
                                   Title:_____________________________________




                  Consented to By: COMERICA BANK TEXAS


                                   By:________________________________________
                                   Name:______________________________________
                                   Title:_____________________________________



                  Consented to By: DEN NORSKE BANK


                                   By:________________________________________
                                   Name:______________________________________
                                   Title:_____________________________________


                                   By:________________________________________
                                   Name:______________________________________
                                   Title:_____________________________________

                                                                 Exhibit 10(iii)

                      SECOND AMENDMENT TO CREDIT AGREEMENT


      THIS SECOND AMENDMENT TO CREDIT AGREEMENT (this "Second Amendment") is made and entered into on November ___, 1998 and effective as of September 30, 1998, by and among KCS MEDALLION RESOURCES, INC., a Delaware corporation (formerly known as InterCoast Oil and Gas Company) ("KCS Medallion"), KCS ENERGY, INC., a Delaware corporation ("KCS"), KCS ENERGY SERVICES, INC., a Delaware corporation ("KCS Energy Services"), and MEDALLION GAS SERVICES, INC., an Oklahoma corporation (formerly known as InterCoast Gas Services Company) ("Medallion Gas Services," together with KCS Medallion, KCS, and KCS Energy Services, each individually a "Borrower" and, collectively, the "Borrowers"), each lender that is a signatory or becomes a party as provided in the Agreement (individually, together with its successors and such assigns, a "Lender" and, collectively, together with their respective successors and such assigns, the "Lenders"), CANADIAN IMPERIAL BANK OF COMMERCE, a Canadian chartered bank, acting through its New York Agency (in its individual capacity, "CIBC"), as agent for the Lenders (in such capacity, together with its successors in such capacity pursuant to the terms hereof, the "Agent").

                              W I T N E S S E T H:

      WHEREAS, on January 2, 1997, the Borrowers and the Lenders entered into a Credit Agreement and a First Amendment to Credit Agreement dated March 24, 1998 (as amended, the "Agreement") whereby, upon the terms and conditions therein stated, the Lenders agreed to make loans to the Borrowers up to the aggregate amount of $150,000,000.00 to be used by the Borrowers for the purposes set forth in Section 2.6 of the Agreement; and

      WHEREAS, the Borrowers and the Lenders mutually desire to amend certain aspects of the Agreement.

      NOW, THEREFORE, in consideration of the mutual covenants and agreements herein contained, the parties hereto agree as follows:


                                    ARTICLE 1

                                  GENERAL TERMS

      Section 1.1 Terms Defined in Agreement. As used in this Second Amendment, except as may otherwise be provided in Section 1.2 hereof, all capitalized terms which are defined in the Agreement shall have the same meaning herein as therein, all of such terms and definitions being incorporated herein by reference.

      Section 1.2 Amended Definitions. The following terms which are defined in
Section 1.2 of the Agreement are amended to read as follows:

            "Agreement" shall mean this Credit Agreement, as amended by the First Amendment and Second Amendment to the Credit Agreement, as the same may from time to time be further amended or supplemented.

            "Tangible Net Worth" shall mean (a) total assets, as would be reflected on a balance sheet of the KCS Medallion Group or KCS and its Subsidiaries, as the case may be, prepared on a consolidated basis and in accordance with GAAP, exclusive of Intellectual Property, experimental or organization expenses, franchises, licenses, permits, and other intangible assets, treasury stock, and goodwill minus (b) total liabilities, as would be reflected on a balance sheet of the KCS Medallion Group or KCS and its Subsidiaries, as the case may be, prepared on a consolidated basis and in accordance with GAAP plus (c) the after-tax amounts of any ceiling limitation write downs (such after-tax amounts added by virtue of this item (c) not to exceed (i) in the case of the KCS Medallion Group, $25,000,000 and (ii) in the case of KCS and its Subsidiaries, $40,000,000, in the aggregate on and after September 30, 1998).

      Section 1.3 Confirmation and Extent of Changes. All terms which are defined in Section 1.2 of the Agreement shall remain unchanged except as specifically provided in Section 1.2 of this Second Amendment.


                                    ARTICLE 2

                                  MODIFICATIONS

      Section 2.1 Tangible Net Worth of KCS Medallion. Section 6.16 of the Agreement shall be deleted in its entirety and substituted with the following:

      "6.16 Tangible Net Worth of KCS Medallion. Permit Tangible Net Worth of
            KCS Medallion Group as of September 30, 1998, to be less than $12,000,000 and thereafter at the close of any fiscal quarter to be less than $12,000,000 plus 50% of positive Net Income of KCS Medallion Group and 75% of the net proceeds from any offering by KCS Medallion Group or any of their respective Subsidiaries of capital stock or rights to acquire capital stock in each such quarter."

      Section 2.2 Tangible Net Worth of KCS. Section 6.18 of the Agreement shall be deleted in its entirety and substituted with the following:

      "6.18 Tangible Net Worth of KCS. Permit Tangible Net Worth of KCS and its
            Subsidiaries on a consolidated basis as of September 30, 1998 to be less than $80,000,000 and thereafter at the close of any fiscal quarter to be less than $80,000,000 plus 50% of positive Net Income of KCS and its Subsidiaries on a consolidated basis and 75% of the net proceeds from any offering by KCS or any of its Subsidiaries of capital stock or rights (other than rights in connection with debt convertible into Equity Securities) to acquire capital stock in each such quarter."


                                    ARTICLE 3

                         REPRESENTATIONS AND WARRANTIES

      Section 3.1 Representations Repeated. The representations and warranties of the Borrowers contained in the Agreement and the other Security Instruments and otherwise made in writing by or on behalf of the Borrowers pursuant to the Agreement and the other Security Instruments were true and correct when made, and are true and correct in all material respects at and as of the time of delivery of this Second Amendment, except for such changes in the facts represented and warranted of which the Lenders have been made aware or as are not in violation of the Agreement, this Second Amendment or the other Security Instruments.

      Section 3.2 Security Instruments. All Security Instruments to which the Borrowers are parties shall secure the Notes and all of the Obligations of the Borrowers to the Lenders, whether or not such Security Instruments shall be expressly amended or supplemented in connection herewith.

      Section 3.3 Compliance with Obligations. The Borrowers have performed and complied in all material respects with all agreements and conditions contained in the Agreement and the Security Instruments required to be performed or complied with by the Borrowers prior to or at the time of delivery of this Second Amendment.

      Section 3.4 Defaults. After giving effect to this Second Amendment there will exist, no default or Event of Default, or any condition, or act which constitutes, or with notice or lapse of time (or both) would constitute an Event of Default under any loan agreement, note agreement, or trust indenture to which the Borrowers are parties.

      Section 3.5 No Amendments. Nothing in Article 3 of this Second Amendment is intended to amend any of the representations or warranties contained in the Agreement.


                                    ARTICLE 4

                                  MISCELLANEOUS

      Section 4.1 Extent of Amendments. Except as otherwise expressly provided herein, the Agreement, the Note, the Security Instruments and the other instruments and agreements referred to therein are not amended, modified or affected by this Second Amendment. Except as expressly set forth herein, all of the terms, conditions, covenants, representations, warranties and all other provisions of the Agreement are herein ratified and confirmed and shall remain in full force and effect.

         Section 4.2 References. On and after the date on which this Second Amendment becomes effective, the terms, "this Agreement," "hereof," "herein," "hereunder" and terms of like import, when used herein or in the Agreement shall, except where the context otherwise requires, refer to the Agreement, as amended by this Second Amendment.

      Section 4.3 Counterparts. This Second Amendment may be executed in two or more counterparts, and it shall not be necessary that the signatures of all parties hereto be contained on any one counterpart hereof; each counterpart shall be deemed an original, but all of which together shall constitute one and the same instrument.

      IN WITNESS WHEREOF, the parties hereto have caused this Second Amendment to be duly executed on this ____ day of November, 1998; provided that this Second Amendment shall for all purposes be effective as of the 30th day of September, 1998, as if originally signed on that date.

                                   BORROWERS:

                                   KCS MEDALLION RESOURCES, INC.


                                   By:________________________________________
                                   Name:______________________________________
                                   Title:_____________________________________


Address for Notices:

379 Thornall St.
Edison, New Jersey 08837
Attention: Kathryn M. Kinnamon
Telecopy:  (732) 603-8960



Principal Place of Business
  and Chief Executive Office:

7130 South Lewis Ave.
Suite 700
Tulsa, Oklahoma  74136
Attention:
Telecopy:

                                   KCS ENERGY, INC.


                                   By:________________________________________
                                   Name:______________________________________
                                   Title:_____________________________________


Address for Notices:

379 Thornall St.
Edison, New Jersey 08837
Attention: Kathryn M. Kinnamon
Telecopy:  (732) 603-8960


Principal Place of Business
  and Chief Executive Office:

379 Thornall St.
Edison, New Jersey 08837
Attention: Kathryn M. Kinnamon
Telecopy:  (732) 603-8960

                                   KCS ENERGY SERVICES, INC.


                                   By:________________________________________
                                   Name:______________________________________
                                   Title:_____________________________________


Address for Notices:

379 Thornall St.
Edison, New Jersey 08837
Attention: Kathryn M. Kinnamon
Telecopy:  (732) 603-8960

Principal Place of Business
  and Chief Executive Office:

5555 San Felipe
Suite 1200
Houston, Texas  77056
Attention:
Telecopy:

                                   MEDALLION GAS SERVICES, INC.


                                   By:________________________________________
                                   Name:______________________________________
                                   Title:_____________________________________

Address for Notices:

379 Thornall St.
Edison, New Jersey 08837
Attention: Kathryn M. Kinnamon
Telecopy:  (732) 603-8960

Principal Place of Business
  and Chief Executive Office:

7130 South Lewis Avenue
Suite 700
Tulsa, Oklahoma  74136
Attention:
Telecopy:

                                   LENDERS:


                                   BANK ONE, TEXAS
                                   NATIONAL ASSOCIATION


                                   By:________________________________________
                                   Name:______________________________________
                                   Title:_____________________________________


Address for Notices:

910 Travis Street
Houston, Texas  77002
Attention:  Stephen M. Shatto



                                   COMERICA BANK-TEXAS


                                   By:________________________________________
                                   Name:______________________________________
                                   Title:_____________________________________

Address for Notices:

910 Louisiana, 4th Floor
Houston, Texas  77210-4167
Attention:  Daniel G. Steele




                                   SOCIETE GENERALE, SOUTHWEST AGENCY



                                   By:________________________________________
                                   Name:______________________________________
                                   Title:_____________________________________

Address for Notices:

1111 Bagby, Suite 2020
Houston, Texas  77002
Attention:  Mark Cox


                                   DEN NORSKE BANK ASA


                                   By:________________________________________
                                   Name:______________________________________
                                   Title:_____________________________________


                                   By:________________________________________
                                   Name:______________________________________
                                   Title:_____________________________________

Address for Notices:

Three Allen Center
333 Clay Street, Suite 4890
Houston, Texas  77002
Attention:  William V. Moyer


                                   BANQUE PARIBAS


                                   By:________________________________________
                                   Name:______________________________________
                                   Title:_____________________________________


                                   By:________________________________________
                                   Name:______________________________________
                                   Title:_____________________________________

Address for Notices:

1200 Smith Street, Suite 3100
Houston, Texas  77002
Attention:  Douglas R. Lispman

                                   CIBC, INC.


                                   By:________________________________________
                                      Marybeth Ross
                                      Authorized Signatory

Address for Notices:

909 Fannin, Suite 1200
Houston, Texas  77010
Attention:  Mark Wolf
Telecopy:  (713) 650-3727



                                   AGENT:

                                   CANADIAN IMPERIAL BANK OF
                                   COMMERCE, NEW YORK AGENCY


                                   By:________________________________________
                                      Marybeth Ross
                                      Authorized Signatory

Address for Notices:

425 Lexington Avenue
7th Floor
New York, New York  10017
Attention: Marybeth Ross
  Syndications Group
Telecopy: (212) 856-3763


with copies to:

CANADIAN IMPERIAL BANK OF COMMERCE
909 Fannin, Suite 1200
Houston, Texas  77010
Attention:  Mark Wolf
Telecopy:  (713) 650-3727
with copies to:

CIBC INC.
909 Fannin, Suite 1200
Houston, Texas  77010
Attention:  Mark Wolf
Telecopy:  (713) 650-3727