Form 10-K405
period 1998-12-31
KCS ENERGY INC
filed 1999-03-31
CIK 832820

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1998

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
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)

                  379 Thornall Street, Edison, New Jersey 08837
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (732) 632-1770

Securities registered pursuant to Section 12(b) of the Act:

    Title of Class                     Name of each exchange on which registered
    --------------                     -----------------------------------------
    COMMON STOCK, par value                     New York Stock Exchange
    $0.01 per share

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

                                Yes: |X| No: |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. |X|

The aggregate market value of the 25,853,811 shares of the Common Stock held by non-affiliates of the Registrant at the $1.44 closing price on March 1, 1999 was $37,164,853.

Number of shares of Common Stock outstanding as of the close of business on March 1, 1999: 29,528,185

                       Documents Incorporated By Reference

Part III incorporates information by reference to Notice of and Proxy Statement for the 1999 Annual Meeting of Shareholders to the extent indicated herein.

                                KCS ENERGY, INC.

                                    FORM 10-K

                   Report for the Year Ended December 31, 1998

                                     PART I

Item 1. Business.

General development of business

      KCS Energy, Inc. "KCS" or the "Company" is an independent oil and gas company engaged in the acquisition, exploration, exploitation and production of domestic oil and natural gas properties. The Company was formed in 1988 in connection with the spin-off of the non-utility operations of NUI Corporation, a New Jersey-based natural gas distribution company that had been engaged in the oil and gas exploration and production business since the late 1960s. The Company's properties are located in four distinct areas: the Mid-Continent, onshore Gulf Coast and Rocky Mountain regions and, primarily through its Volumetric Production Payment Program ("VPP Program"), the Gulf of Mexico.

      Several important developments have had and will continue to have a significant impact on the Company's financial condition and results of operations. On December 23, 1996, the Company and Tennessee Gas Pipeline Company ("Tennessee Gas") entered into a settlement covering all claims and litigation between them related to an above-market, take-or-pay contract (the "Tennessee Gas Contract"). As part of the settlement, the Tennessee Gas Contract was terminated effective January 1, 1997, approximately two years prior to its expiration date. See Note 11 to Consolidated Financial Statements. Prior to its termination, the Tennessee Gas Contract had a material and positive effect on the Company's gas revenue, income and cash flow.

      As of December 31, 1996, the Company completed the arrangements for the Medallion Acquisition (see Note 4 to Consolidated Financial Statements), effectively doubling its oil and gas reserves and giving it a substantial presence in the Mid-Continent region.

      During 1997, the Company sold its principal natural gas transportation asset, the Texas intrastate pipeline, and its third-party gas marketing operations realizing proceeds of $28.5 million and an after-tax gain of $5.4 million. Accordingly, the financial statements included in this report reflect the natural gas transportation and marketing operations as discontinued operations.

      These developments transformed the Company from an enterprise heavily dependent on the Bob West Field and the Tennessee Gas Contract, with marketing and transportation operations, to a Company focused on exploration and production, with a portfolio of properties in four distinct areas: the Mid-Continent, Onshore Gulf Coast and Rocky Mountain regions and, primarily through the VPP Program, the Gulf of Mexico. Production from the Bob West Field, which in 1995 accounted for 36% of total production and 72% of the Company's oil and gas revenues, accounted for less than 3%, 5% and 40% of total oil and gas revenue in 1998, 1997 and 1996, respectively.

      During 1997 and 1998, as the result of very low prices for natural gas and crude oil and, in 1998, disappointing performance of certain prospects in the Rocky Mountains, the Company has incurred significant losses due to non-cash ceiling writedowns of its oil and gas assets. Additionally, in 1998 the Company was required under applicable accounting principles to reduce to zero the book value of net deferred tax assets. As a result of these adjustments, the Company had negative stockholders' equity as of December 31, 1998 and has violated certain covenants in its revolving bank credit agreements. See Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources and Notes 2 and 7 to Consolidated Financial Statements.

Forward-looking Statements

      The information discussed in this Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included herein regarding planned capital expenditures, increases in oil and gas production, the number of anticipated wells to be drilled after the date hereof, the Company's financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties, and the Company can give no assurance that such expectations will prove to be correct. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the timing and success of the Company's drilling activities, the volatility of prices and supply and demand for oil and gas, the numerous uncertainties inherent in estimating quantities of oil and gas reserves and actual future production rates and associated costs, the usual hazards associated with the oil and gas industry (including blowouts, cratering, pipe failure, spills, explosions and other unforeseen hazards), and increases in regulatory requirements, some of which risks (as well as others) are described more fully elsewhere in this Form 10-K.

      All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

Oil and Gas Exploration and Production

      All of the Company's exploration and production activities are located within the United States. The Company competes with major oil and gas companies, other independent oil and gas concerns and individual producers and operators in the areas of reserve acquisitions and the exploration, development, production and marketing of oil and gas, as well as contracting for equipment and hiring of personnel. Oil and gas prices have historically been volatile and are expected to continue to be volatile in the future. Prices for oil and gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond the Company's control. These factors include political conditions in the Middle East and elsewhere, the foreign supply of oil and gas, the price of foreign imports, the level of consumer product demand, weather conditions, domestic and foreign government regulations and taxes, the price and availability of alternative fuels and overall economic conditions.

      One customer, Tennessee Gas, accounted for less than 3%, 5% and 40% of the Company's consolidated revenue for the years ended December 31, 1998, 1997 and 1996, respectively. No other single customer accounted for more than 10% of the Company's annual consolidated revenues in the three years ended December 31, 1998.

Development and Production Activities

      During the three-year period ended December 31, 1998, the Company participated in drilling 294 gross wells, of which 71% were successful. In 1998 the Company participated in the drilling of 74 wells, of which 69% were successful. This included 55 development wells and 19 exploration wells with success rates of 76% and 47%, respectively. Noteworthy discoveries include a well in the West Shugart Field in the Mid-Continent Region and a well in the North Clara Field in the Onshore Gulf Coast Region, each of which has significant offset potential.

      In the fourth quarter of 1998 the Company began selectively curtailing its capital program to conserve cash and reduce debt. Based on depressed commodity prices and reduced capital availability, the Company intends to concentrate its 1999 capital drilling program on lower risk stepout and extension wells in the Mid-Continent Region and medium-risk exploration wells with higher reserve potential in the Gulf Coast Region.

      The Company's policy is to commit no more than 25% of its cash flow to exploration activities and generally no more than $750,000 for any single exploratory well. The Company intends to participate in drilling a variety of prospects, including both low-risk and medium-risk, higher-potential prospects in order to maintain a balanced program with the potential for significant reserve additions.

Volumetric Production Payment Program

      The Company augments its working interest ownership of properties with a VPP Program, a method of acquiring oil and gas reserves scheduled to be delivered in the future at a discount to the current market price in exchange for an up-front cash payment. A VPP entitles the Company to a priority right to a specified volume of oil and gas reserves scheduled to be produced and delivered over a stated time period. Although specific terms of the Company's VPPs vary, the Company is generally entitled to receive delivery of its scheduled oil and gas volumes at agreed delivery points, free of drilling and lease operating costs and, in certain cases, free of state severance taxes. The Company believes that its VPP Program diversifies its reserve base and achieves attractive rates of return while minimizing the Company's exposure to certain development, operating and reserve volume risks. Typically, the estimated proved reserves of the properties underlying a VPP are substantially greater than the specified reserve volumes required to be delivered pursuant to the production payment.

      Since the inception of the VPP Program in August 1994 through December 31, 1998, the Company had invested $195.8 million under the VPP Program and had acquired proved reserves of 115.3 Bcfe of natural gas and oil. The Company has recovered approximately $128.6 million in revenue from the sale of oil and gas acquired under the program, with 49.0 Bcfe of natural gas and oil scheduled for future deliveries.

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

      The Company believes that its operations comply in all material respects with all applicable laws and regulations and that the existence and enforcement of such laws and regulations have no more a restrictive effect on the Company's method of operations than on other similar companies in the energy industry.

      The following discussion contains summaries of certain laws and regulations and is qualified in its entirety by the foregoing.

      State Regulations Affecting Production Operations. The Company's exploration, production and exploitation activities are subject to regulation at the state level. Such regulation varies from state to state, but generally includes requiring permits for the drilling of wells, maintaining bonding requirements to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells, and the disposal of fluids used in connection with operations. The Company's operations are also subject to various state conservation laws and regulations. These include regulation of the size of drilling and spacing units or proration units, the density of wells which may be drilled, and the unitization or pooling of oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, restrict the venting or flaring of gas and impose certain requirements regarding the ratability of production. These regulations and requirements may affect the profitability of affected properties or operations, and the Company is unable to predict the future cost or impact of complying with such regulations.

      Regulations Affecting Sales and Transportation of Oil and Gas. Various aspects of the Company's oil and gas operations are regulated by agencies of the federal government. The Federal Energy Regulatory Commission (the "FERC") regulates the transportation of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938 (the "NGA") and the Natural Gas Policy Act of 1978 (the "NGPA"), including natural gas produced or marketed by the Company. In the past, the federal government has regulated the prices at which the Company's natural gas could be sold. Currently, "first sales" of natural gas by producers and marketers, and all sales of crude oil, condensate and natural gas liquids, can be made at uncontrolled market prices, but Congress could reenact price controls at any time.

      Commencing in April 1992, the FERC issued its Order No. 636 and related clarifying orders ("Order No. 636") which, among other things, restructured the interstate natural gas industry and required interstate pipelines to provide transportation services separate, or "unbundled," from the pipelines' sales of natural gas. Order No. 636 and certain related "restructuring proceedings" affecting individual pipelines were the subject of a number of judicial appeals and orders on remand by the FERC. Order No. 636 has largely been upheld on appeal. The FERC continues to address Order 636-related issues (including transportation capacity auctions, alternative and negotiated ratemaking, policy matters affecting gas markets and gas industry standards) in a number of pending proceedings. The FERC continues to examine its policies affecting the natural gas industry. It is not possible for the Company to predict what effect, if any, the ultimate outcome of the FERC's various initiatives will have on the Company's operations.

      Order No. 636 was issued to foster increased competition within all phases of the natural gas industry. Although Order No. 636 has provided the Company with increased access to markets and the ability to utilize new types of transportation services, the Company is required to comply with pipeline operating tariffs, including restrictive pipeline imbalance tolerances, and to respond to penalties for violations of those tariffs. The Company believes that Order No. 636 has not had any significant impact on the Company.

      The FERC continues to authorize the sale and abandonment from NGA regulation of natural gas gathering facilities previously owned by interstate pipelines. Such facilities (and services on such systems) may be subject to regulation by state authorities in accordance with state law. A number of states have either enacted new laws or are considering the inadequacy of existing laws affecting gathering rates and/or services. For example, the Texas Railroad Commission has recently issued a code of conduct governing transportation and gathering services provided by intrastate pipelines and gatherers and affirmed that services are to be provided to shippers without undue discrimination. Other states have implemented specific regulations covering gathering services. In general, state regulation of gathering facilities generally includes various safety, environmental, and in some circumstances, nondiscriminatory take requirements, but does not generally entail regulation of the gathering rates charged. Natural gas gathering may receive greater regulatory scrutiny by state agencies in the future, and in that event, the Company's gathering operations could be adversely affected; although the Company does not believe that it would be affected by such regulation any differently than other natural gas producers or gatherers. The effects, if any, of changes in existing state or FERC policies on the Company's gas gathering or gas marketing operations are uncertain.

      Sales of crude oil, condensate and natural gas liquids by the Company are not currently regulated and are made at market prices. The price the Company receives from the sale of these products is affected by the cost of transporting the products to market. Effective as of January 1, 1995, the FERC implemented regulations establishing an indexing system for transportation rates for oil pipelines, which generally index such rates to inflation, subject to certain conditions and limitations. The Company is not able to predict with certainty what effect, if any, these regulations will have on it, but other factors being equal, the regulations may tend to increase transportation costs or reduce wellhead prices under certain conditions.

      Federal regulations affecting production operations. The Company also operates federal and Indian oil and gas leases, which are subject to the regulation of the United States Bureau of Land Management ("BLM"), the Bureau of Indian Affairs ("BIA") and/or the United States Minerals Management Service ("MMS").

      MMS, BIA and BLM leases contain relatively standardized terms requiring compliance with detailed regulations and, in the case of offshore leases, orders pursuant to the Outer Continental Shelf Lands Act ("OCSLA") (which are subject to change by the MMS). Such regulations specify, for example, lease operating, safety and conservation standards, as well as well plugging and abandonment and surface restoration requirements. To cover the various obligations of lessees of federal and Indian lands, including lessees of Outer Continental Shelf ("OCS") lands, the BIA, BLM and the MMS generally require that lessees post bonds or other acceptable assurances that such obligations will be met. The cost of such bonds or other surety can be substantial and there is no assurance that any particular lease operator can obtain bonds or other surety in all cases. Under certain circumstances, the MMS, BIA or BLM may require operations on federal or Indian leases to be suspended or terminated. Any such suspension or termination could adversely affect the Company's interests. The MMS has issued a notice of proposed rulemaking in which it proposes to amend its regulations governing the calculation of royalties and the valuation of crude oil produced from federal leases. This proposed rule would modify the valuation procedures for both arm's length and non-arm's length crude oil transactions to decrease reliance on oil posted prices and assign a value to crude oil that better reflects its market value, establish a new MMS form for collecting differential data, and amend the valuation procedure for the sale of federal royalty oil. The Company cannot predict what action the MMS will take on this matter, nor can it predict how the Company will be affected by any change to this regulation. The MMS continues to consider changes to the method of calculating royalties on oil and gas produced from federal leases. For example, the MMS also continues to propose changes to the way it values natural gas for royalty payments. These proposed changes would establish an alternative market-based method to calculate royalties on certain natural gas sold to affiliates or pursuant to non-arm's length sales contracts. Discussions among the MMS, industry officials and Congress are continuing, although it is uncertain whether and what changes may ultimately be proposed regarding gas royalty valuation.

      Additional proposals and proceedings that might affect the oil and gas industry are pending before Congress, the FERC, the MMS, the BLM, the BIA, state commissions and the courts. The Company cannot predict when or whether any such proposals may become effective. Historically, the natural gas industry has been very heavily regulated. There is no assurance that the current regulatory approach pursued by various agencies will continue indefinitely into the future. Notwithstanding the foregoing, it is not anticipated that compliance with existing federal, state and local laws, rules and regulations will have a material or significantly adverse effect upon the capital expenditures, earnings or competitive position of the Company.

      Operating Hazards and Environmental Matters. The oil and gas business involves a variety of operating risks, including the risk of fire, explosions, blowouts, pipe failure, casing collapse, abnormally pressured formations and environmental hazards such as oil spills, natural gas leaks, ruptures and discharge of toxic gases, the occurrence of any of which could result in substantial losses to the Company due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, cleanup responsibilities, regulatory investigation and penalties and suspension of operations. Although the Company believes it is adequately insured, such hazards may hinder or delay drilling, development and on-line production operations.

      Oil and gas operations are subject to extensive federal, state and local laws and regulations that regulate the discharge of materials into the environment or otherwise relate to the protection of the environment. These laws and regulations may require the acquisition of a permit before drilling commences; restrict or prohibit the types, quantities and concentration of substances that can be released into the environment or wastes that can be disposed of in connection with drilling and production activities; prohibit drilling activities on certain lands lying within wetlands or other protected areas; and impose substantial liabilities for pollution resulting from drilling and production operations. Failure to comply with these laws and regulations may also result in civil and criminal fines and penalties.

      The Company's properties and any wastes generated by the Company that may have been disposed thereon or on other lands may be subject to federal or state environmental laws that could require the Company to remove the wastes or remediate contamination. For example, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the original conduct, on certain classes of persons who are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances.

      In addition to obligations arising under federal and state environmental laws, the Company may be subject to environmental responsibilities arising under its oil and gas leases or other contracts. For example, soil contamination and possible groundwater contamination exist on properties in the Newhall-Potrero Field in California acquired by the Company in the Medallion Acquisition when it acquired InterCoast Oil and Gas Company, InterCoast Gas
Services Company, and GED Energy Services, Inc. (collectively "InterCoast"). The surface landowner has notified the Company and some prior operators of the Newhall-Potrero Field properties that the landowner expects them to remediate any contamination. The successor to one of the prior operators in the field, has in the past performed some remediation of contamination in the field. However, the additional remediation demanded by the surface landowner is estimated to cost between $4 million and $47 million, with the most probable costs ranging between $5 million and $14 million. InterCoast had been indemnified for 100% of the cost of remediation and restoration activities at the properties by the company from which it acquired the properties, and the Company believes that it is a valid successor to InterCoast's indemnity. In addition, the Company received an indemnity from the owners of InterCoast (InterCoast Energy and affiliated entities) for 90% of any costs the Company is required to incur in relation to remediation and restoration activities at the Newhall-Potrero Field. This indemnity was guaranteed by MidAmerican Capital Company and it covers environmental claims that are filed against the Company before January 2, 1999. Given the indemnities available to the Company with respect to this matter, management does not expect the Company to incur any material environmental costs in connection with historical contamination in the Newhall-Potrero Field.

      Also, the Company's operations may be subject to the Clean Air Act ("CAA") and comparable state and local requirements. Amendments to the CAA were adopted in 1990 and contain provisions that may result in the gradual imposition of certain pollution control requirements with respect to air emissions from the operations of the Company. The EPA and states have been developing regulations to implement these requirements. The Company may be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with maintaining or obtaining permits and approvals addressing other air emission-related issues. The Company does not believe, however, that its operations will be materially adversely affected by any such requirements.

      In addition, the U.S. Oil Pollution Act ("OPA") requires owners and operators of facilities that could be the source of an oil spill into "waters of the United States" (a term defined to include rivers, creeks, wetlands and coastal waters) to adopt and implement plans and procedures to prevent any spill of oil into any waters of the United States. OPA also requires affected facility owners and operators to demonstrate that they have at least $35 million in financial resources to pay for the costs of cleaning up an oil spill and compensating any parties damaged by an oil spill. Such financial assurances may be increased to as much as $150 million if a formal assessment indicates such an increase is warranted.

      Operations of the Company are also subject to the federal Clean Water Act ("CWA") and analogous state laws. The Company may be required to incur certain capital expenditures in the next several years in order to comply with prohibitions against the discharge of produced waters into coastal waters or increase operating expenses in connection with offshore operations in coastal waters. Pursuant to other requirements of the CWA, the EPA has adopted regulations concerning discharges of storm water runoff. This program requires covered facilities to obtain individual permits, participate in a group permit or seek coverage under an EPA general permit. While certain of its properties may require permits for discharges of storm water runoff, the Company believes that it will be able to obtain, or be included under, such permits, where necessary, and make minor modifications to existing facilities and operations that would not have a material effect on the Company. Additionally, pursuant to other provisions of the CWA, the EPA has adopted regulations concerning permitting and operations of underground injection control ("UIC") wells, including such wells used in enhanced recovery and disposal operations associated with exploration and production activities. The United States Department of Justice has alleged that certain of the Company's UIC wells in Toole and Liberty counties, Montana in the Rocky Mountain Region have not complied with such regulations in certain instances. The Company believes that resolution of these allegations will not have a material adverse effect on the Company.

      In addition, the disposal of wastes containing naturally occurring radioactive material which are commonly generated during oil and gas production is regulated under state law. Typically, wastes containing naturally occurring radioactive material can be managed on-site or disposed of at facilities licensed to receive such waste at costs that are not expected to be material.

Employees

      The Company and its subsidiaries employed a total of 210 persons on December 31, 1998, and has since announced operational consolidations and additional cost reduction programs which will reduce the number of employees during 1999.

Item 2. Properties.

Oil and Gas Properties

      The following table sets forth data as of December 31, 1998 regarding the number of gross producing wells and the estimated quantities of proved oil and gas reserves attributable to the Company's principal properties.

                                                                 Estimated Proved Reserves
                                                 Gross      -------------------------------------
                                               Producing       Oil       Natural Gas     Total
Location                                         Wells       (Mbbls)       (MMcf)       (MMcfe)
                                               ----------   ----------   -----------   ----------
Mid-Continent Region:
     Sawyer Canyon and Sonora Fields, West Texas     342           18        38,590       38,696
     Elm Grove Field, Louisiana                       26           13        14,493       14,573
     Mayfield / Hayes Properties,
        Michigan                                       8          377         7,387        9,647
     Newhall-Potrero Field, California                39        1,016         1,596        7,689
     Wilburton Field, Oklahoma                         6            -         5,142        5,142
     Mills Ranch Field, North Texas                   25           52         4,202        4,515
     West Shugart Field, New Mexico                    1          516         1,249        4,346
     Others                                          694        2,205        37,309       50,542
                                               ----------   ----------   -----------   ----------
        Total                                      1,141        4,197       109,968      135,150
                                               ----------   ----------   -----------   ----------
Gulf Coast Region:
     Cypress/Langham Creek Field, Texas               18          250        27,050       28,549
     Bob West Field, Texas                            48            -         7,828        7,828
     Dickinson Field, Texas                           14          169         4,321        5,333
     North Padre Field, Texas                          -           19         3,969        4,082
     North Clara Field, Mississippi                    -          322         1,180        3,113
     Others                                          217          447        20,421       23,107
                                               ----------   ----------   -----------   ----------
        Total                                        297        1,207        64,769       72,012
                                               ----------   ----------   -----------   ----------
Rocky Mountain Region:
     Manderson Field, Wyoming                         52        1,187        18,367       25,486
     Dragon Trail Field, Colorado                    168          357         3,482        5,624
     Battle Creek Field, Montana                      57            -         3,809        3,809
     Fourteen Mile Field, Wyoming                      3          273         1,721        3,359
     Others                                          668          993         5,397       11,354
                                               ----------   ----------   -----------   ----------
        Total                                        948        2,810        32,776       49,632
                                               ----------   ----------   -----------   ----------
Gulf of Mexico Region:
     Working interest properties                      40          224         6,768        8,112
     Conventional VPPs                            n/a               -        29,825       29,825
     Other                                             9          255        13,584       15,114
                                               ----------   ----------   -----------   ----------
        Total                                         49          479        50,177       53,051
                                               ----------   ----------   -----------   ----------
                Total Company                      2,435        8,693       257,690      309,845
                                               ==========   ==========   ===========   ==========

      Set forth below are descriptions of certain of the Company's significant oil and gas producing properties and those targeted for significant drilling activity in 1999. There can be no assurance that any of the wells proposed to be drilled will be completed, or if completed, will be economically viable.

Mid-Continent Region

Overview

      The Mid-Continent Region is primarily comprised of producing properties in the Anadarko, Ardmore, Arklatex, Arkoma, Michigan and Permian Basins. The Company views the Mid-Continent region as providing a solid base of production replacement and plans to continue to exploit areas within the various basins that require additional wells for adequate reserve drainage and to drill low-risk exploration wells. These wells are generally stepout and extension type wells with moderate reserve exposure. The Company endeavors to be the operator when it holds a working interest of greater than 50%.

      Estimated proved reserves in the Mid-Continent Region were 135.1 Bcfe as of December 31, 1998 representing approximately 44% of the Company's reserves. During the year ended December 31, 1998, in this Region the Company participated in drilling 41 gross (19.8 net) development wells and 8 gross (4.8 net) exploratory wells with a completion success rate of 78% and 50%, respectively. At December 31, 1998, the Company owned leasehold interests within the Mid-Continent Region covering approximately 315,313 gross (180,061 net) acres.

Description of the Mid-Continent Properties

Sawyer Canyon and Sonora Fields, West Texas

      The Company's holdings in the Sawyer Canyon Field are located in Sutton County, Texas. The Company owns interests in 342 gross (308 net) wells, of which it operates 331 gross (299 net) wells. The Company's average working interest in this field was 90%, and its leasehold position at December 31, 1998 consisted of approximately 36,900 gross (36,100 net) acres. The main producing formation in the Sawyer Canyon Field is the Canyon sandstone at a depth of approximately 5,500 feet. These Canyon reservoirs tend to be discontinuous and generally exhibit lower porosity and permeability, characteristics which reduce the area that can be effectively drained by a single well to units as small as 40 acres.

      The Company's proved reserves attributable to the Sawyer Canyon Field at December 31, 1998 are 94% proved developed. The Company currently plans to drill up to ten additional locations to exploit the remaining proved undeveloped reserves. The Company also believes that additional reserves may ultimately be attributed to many of the 30 or more, 40-acre drilling locations remaining on the property. In addition to exploiting these Canyon sand development opportunities, the Company intends to continue to evaluate portions of the Sawyer Canyon Field for potential in the shallower Wolfcamp and deeper Strawn formations which have been found to be productive in the area.

Elm Grove Field, Louisiana

      The Company's reserve holdings in the Elm Grove Field in Bossier Parish, Louisiana are 84% proved developed. Production from the Elm Grove Field is primarily natural gas from the Hosston and Cotton Valley formations at depths of 7,000 to 9,600 feet. As of December 31, 1998, the Company owned an interest in 26 gross (23 net) wells, all of which are operated by the Company. The Company's operated leasehold position consisted of approximately 5,760 gross (5,545 net) acres. The Company drilled and completed two Cotton Valley wells in 1998. The Company has identified additional recompletions and potential development well locations which may be drilled in 1999.

Mayfield / Hayes and Other Niagaran Reef Fields, Michigan

      The Company's Michigan Niagaran Reef trend properties were acquired in December 1995. The Company acquired a volumetric production payment contract covering varying interests in 118 wells. The Company also purchased a working interest in 28 of those wells. Because the producer delivering volumes to the Company under the volumetric production payment contract failed to reimburse the Company for operating expenses advanced by the Company, in 1998 the Company foreclosed on and acquired all of the working interests in the wells. The major property on which the wells are located is the Mayfield - 28 Field.

Wilburton Field, Oklahoma

      The Company's 1998 activity in the Wilburton Field, Latimer County, Oklahoma featured the drilling of the prolific Commissioner #14-1 well which is producing from the Atoka Bullard sand at approximately 10,000 feet in depth. The Company owns a 69% working interest in and is the operator of this well. Two more productive wells have recently been drilled to the Bullard in this field with the Company owning a 10% and a 7% working interest, respectively. Additional drilling is planned for 1999 to further develop the Atoka sands on the Company's acreage holdings of 800 gross (235 net) acres.

Mills Ranch Field, Texas

      The Company owns working interests varying from less than 1% to approximately 25% in 25 producing wells in this Wheeler County, Texas field. The deep Hunton formation at approximately 20,000 feet in depth has been the primary producing zone. During the last year, several companies including KCS have been successfully developing the shallower Granite Wash interval at approximately 11,500 feet in depth with four wells drilled in 1998. The Company plans to participate in a number of additional wells in 1999 to further develop Granite Wash reserves on its 7,807 gross (1,850 net) acres in this field.

West Shugart Field, New Mexico

      The Company recently completed a well in the West Shugart Field located in Eddy County, New Mexico, in which it has a 100% working interest. During an initial 24-hour test on November 6, 1998, the Shugart Federal #19-1 well flowed at a rate exceeding 1,000 bbl of oil per day and 230 Mcf of gas per day from the Bore Springs Dolomite formation at approximately 8,200 feet. Since that time, the well has been flowing at a restricted steady rate of approximately 230 bbl of oil per day as dictated by New Mexico regulations. This well also has three additional potentially productive zones. The Company's acreage position in this field of 800 gross (778.4 net) acres is sufficient for up to 19 additional wells.

Newhall-Potrero Field, California

      The Company's Newhall-Potrero Field is located in Los Angeles County, California, outside the city of Valencia. At December 31, 1998, net proved reserves were 7,689 MMcfe, all of which were proved developed. The Company is the operator and owns a 100% working interest in 39 active wells. The Company has been able to maintain the oil production at or above the same production rates as the field was producing when it was acquired in 1993 by converting certain wells from gas lift to pumping unit operations and reworking other wells. The Company was also able to reduce the per barrel lifting cost. The Company continues to pursue other production enhancement opportunities in the Newhall-Potrero Field.

Onshore Gulf Coast Region

Overview

      The Onshore Gulf Coast Region is primarily comprised of producing properties in south Texas, coastal Louisiana and the Mississippi Salt Basin. The Company conducts development programs and pursues moderate-risk, higher-exposure exploration drilling programs. The expanding Onshore Gulf Coast Region has prospects which are expected to provide the key area of future growth for the Company. Estimated proved reserves in the region were 72.0 Bcfe as of December 31, 1998, which represented approximately 23% of the Company's reserves.

      During 1998 the Company drilled 5 gross (2.9 net) development wells and 5 gross (2.3 net) exploratory wells in the Onshore Gulf Coast Region. The 1998 success rates were 80% for development wells and 40% for exploratory wells. The Company owns or controls approximately 153,000 gross (78,000 net) acres in its Onshore Gulf Coast Region.

Description of the Onshore Gulf Coast Properties

Cypress/Langham Creek Field, Texas

      This area is comprised of the Cypress, Cypress Deep and Langham Creek fields in western Harris County, Texas, where the Company has interests in and is the operator of 12,726 gross (6,311 net) acres. Multiple horizons in this area produce oil and gas from Eocene age sandstone in the Yegua formation at depths of 6,000 to 7,500 feet and in the Wilcox formation at depths of 9,000 to 16,500 feet.

      The Company acquired additional working interests in the Langham Creek Field in May 1997, which added 14,000 MMcfe of proved reserves. With this, the Company's third acquisition in the Langham Creek Field, the Company assumed operatorship and now owns working interests varying from 33% to 87% in 18 wells in this area. The Company has recently acquired a 3-D seismic survey over the Langham Creek Field and has completed a comprehensive field study. Five to eight exploitation wells will be scheduled over the next 18 to 24 months to further develop this field. Additional reservoir potential will be tested in the deep Wilcox zones, which were found productive in a 16,500-foot well drilled during late 1997 on the north flank of the field.

Bob West Field, Texas

      The Company has interests in approximately 862 gross (395 net) acres in the Bob West Field located in Zapata and Star counties, Texas. The field produces natural gas from a series of 20 different Upper Wilcox sands with formation depths ranging from 9,500 to 13,500 feet that require stimulation by hydraulic fracturing to recover the reserves effectively. Because the majority of the Bob West Field is situated under Lake Falcon on the Rio Grande River, most wells were drilled directionally under the lake from common lakeshore drill sites.

      The Company owns interests in two principal areas in the Bob West Field. The Company has an effective 12.5% working interest in all production from the Guerra "A" and Guerra "B" units containing 34 producing wells. The Company also owns a 100% working interest in 511 acres referred to as the Falcon/Bob West Field which contains 16 producing natural gas wells.

Dickinson Field, Texas

      The Company has a leasehold position of approximately 1,477 acres (including 388 fee acres) and operates 22 wells and an eight-inch pipeline in the Dickinson Field located in Galveston County, Texas. The Company's working interest in the property is 100% in the producing horizons and its net revenue interest in various leases ranges from 90.6% to 93.8%. The Dickinson Field consists of several complex faulted reservoirs that overlie a deep-seated piercement salt dome. Production occurs from 18 separate Frio reservoirs at depths between 7,000 and 10,000 feet.

      The Dickinson Field was producing 1,800 Mcf of gas per day and 10 bbl of oil per day when acquired on April 10, 1998. Since then, the Company has more than doubled the field production. In December 1998, the Company acquired a 3-D seismic survey over the field. Additional workover and exploration drilling opportunities exist in this field.

North Padre Field, Texas

      The Company recently acquired a 75% working interest in approximately 700 gross acres in this field which is located in Kleberg County, Texas. Re-development of this field to recover low pressure reserves is scheduled for early 2000 with the drilling of two new wells and the re-entry of an existing well.

North Clara Field, Mississippi

      The Company owns a 20% working interest in the recently announced discovery at the North Clara Field in Wayne County, Mississippi. This well was drilled and completed in the Smackover formation at a depth of 16,500 feet. The well was placed on production in January 1999 and is currently producing approximately 3,500 Mcf of gas and 794 barrels of condensate per day with 7,000 pounds of flowing tubing pressure. A 3-D seismic survey covering the Company's 2,300-acre leasehold is currently under way. Additional development wells are scheduled for this field in late 1999.

      The Company also has a 25% working interest in two other Mississippi Salt Basin prospects, West Clara and Pool Creek, that encompass approximately 9,000 acres. These prospects have Upper Jurassic, Cotton Valley and Smackover potential. Several recent discoveries have been made along salt ridges in these reservoirs. A 3-D survey was shot across the West Clara prospect last year and the first well for this area will be spudded during 1999.

Glasscock Ranch, Texas

      The Company owns an 89.5% working interest in this field which is located in Colorado County, Texas. KCS currently has eight active wells in the field and two additional development locations remain to be drilled.

Rocky Mountain Region

Overview

      In the Rocky Mountain Region, the Company's operations are focused primarily in the Big Horn Basin in Wyoming. Operationally, this geographic region reports to the Mid-Continent Division. In mid-1998, because of particularly low commodity prices in this region, and disappointing drilling results, the Company curtailed its capital spending program in this area and implemented a cost-reduction plan which has reduced operating and administrative expenses. Until commodity prices improve significantly, the Company plans no substantial development or exploration activity in the Rocky Mountain Region.

      Estimated proved reserves in the Rocky Mountain Region were 49.6 Bcfe as of December 31, 1998 representing approximately 16% of the Company's reserves. During 1998, the Company drilled 9 gross (9 net) development wells and 6 gross (4.8 net) exploratory wells in the Rocky Mountain Region. As of December 31, 1998, the Company owned working interests covering approximately 470,723 gross (321,747 net) acres in the area, primarily in the Big Horn Basin.

Description of the Rocky Mountain Properties

Manderson Field, Wyoming

      The Manderson Field is located in the Big Horn Basin of north central Wyoming. The field has established production from multiple reservoirs, which range in depth from 4,500 to 7,800 feet and include the Frontier, Octh Louie, Muddy, Phosphoria and Tensleep formations.

      Both the Phosphoria and Tensleep formations produce hydrogen sulfide associated with oil and natural gas. The presence of sour gas and the limitations imposed by the State of Wyoming created the need for a sour gas processing facility (amine plant) and an associated acid gas injection system. The Company's amine plant has the design capacity to treat up to 28,000 Mcf of sour gas (20% hydrogen sulfide content level) per day to pipeline specifications. The Company is seeking production from other well operators to utilize the plant's excess capacity. The other formations in the area produce relatively sweet oil and natural gas.

      Since acquiring its interest in the field in 1995, the Company has drilled 74 total wells of which 53 were drilled to the Phosphoria formation. The Company's recent efforts to redevelop the Manderson Field with closer spacing have resulted in 25 new wells currently producing from the Phosphoria formation. Twenty-seven wells are currently producing from the other productive formations listed above. Economic results of this program have been less than expected due to low oil prices and the stratagraphic nature of the Dolomite zone.

      The Company's holdings in the Manderson area are approximately 60,000 gross (56,405 net) acres as of December 31, 1998. At December 31, 1998, the Company's proved reserves in the Manderson Field included 1,187 Mbbls of oil and 18,367 MMcf of natural gas representing 8% of the Company's proved reserves.


Dragon Trail Field, Colorado

      The Company owns a 16% working interest in the Dragon Trail Field located in Rio Blanco County, Colorado. This field produces from the Mancos sand at approximately 3,000 feet in depth. Several test wells to the shallower Mancos silt formation are planned in 1999.

Battle Creek Field, Montana

      The Company owns a 45% working interest in the Battle Creek Field in Blaine County, Montana. This field produces gas from the Eagle formation at approximately 2,000 feet in depth. The Company plans to continue improving the deliverability of the field as needed to meet market demands through the use of hydraulic fracture stimulations. Acreage holdings in this area are approximately 4,500 gross (2,000 net) developed acres with another 6,300 gross (2,800 net) undeveloped acres.

Fourteen Mile Field, Wyoming

      The Company owns a 100% working interest and an 85.5% net revenue interest in this field located in Washakie County, Wyoming. The Company's holdings in this field are approximately 45,300 gross (44,700 net) acres of which approximately 1,500 gross and net acres have been developed. A geologic study is under way to better define future development potential.

Gulf of Mexico Region

Overview

      The Gulf of Mexico Region includes assets that can be characterized in three categories: 1) Working interest properties obtained through the Medallion Acquisition; 2) Proved reserves acquired through VPP transactions; 3)

Properties originally obtained through VPPs and subsequently converted to overriding royalty interests. Proved reserves for these properties were estimated as of December 31, 1998 to be 53.1 Bcfe, representing approximately 17% of the Company's reserves.

Working Interest Properties

      The Company has working interests ranging from 4% to 14% in 12 offshore fields (including blocks located in the East Cameron, Eugene Island, Ship Shoal, South Timbalier, Vermilion and West Cameron areas) which are operated by other companies, primarily Newfield Exploration Company.

Conventional VPPs

      Through a series of VPP transactions, the Company has acquired certain interests in 12 federal leases off the coasts of Texas and Louisiana. Major fields include the High Island 303/304, the West Cameron 427 and the South Marsh Island 17.

Other Offshore Interests

      The Company has acquired interests in eight blocks which are primarily located in shallow waters offshore from Texas and Louisiana, including Brazos 544, Garden Banks 134, Vermillion 277 and several others, through its VPP Program. In April 1998, the Company converted its limited-term overriding royalty VPP to an overriding royalty which covers the entire life of the properties.

Volumetric Production Payment (VPP)Program

      The Company augments its working interest ownership of properties with its VPP Program, a method of acquiring proved oil and gas reserves from specified wells scheduled to be delivered in the future, at a discount to the current market price, in exchange for an up-front cash payment. Although specific terms of the Company's volumetric production payments vary, the Company is generally entitled to receive delivery of its scheduled oil and gas volumes free of drilling and lease operating costs and, in most cases, free of state severance taxes. After delivery of the oil and gas volumes, the Company arranges for further downstream transportation and sells such volumes to available markets. The Company believes that its VPP Program diversifies its reserve base and achieves attractive rates of return while minimizing the Company's exposure to certain development and operating risks. Typically, the estimated proved reserves of the properties underlying a volumetric production payment are substantially greater than the specified reserve volumes required to be delivered pursuant to the production payment.

      Since the inception of the VPP Program in late 1994, the Company had invested $195.8 million in 25 separate transactions and had acquired proved reserves of 115.3 Bcfe, consisting of 105.7 Bcf of natural gas and 1,611 Mbbls of oil. This represents an average net acquisition cost of $1.70 per Mcfe, without the burden of development and lease operating expenses. Through December 31, 1998, the Company had recovered approximately $128.6 million from the sale of oil and gas received under its VPP Program. The properties which constitute the VPP Program are principally located in the Gulf of Mexico.

      During 1998, the Company invested $73.5 million in nine separate VPP transactions and acquired 41,123 MMcf of natural gas and 338 Mbbls of oil, located in the Gulf of Mexico.

      Although it has not done so in the past, the Company is exploring the financing of future VPP acquisitions through joint venture partnerships or similar arrangements with third parties.

Hedging Activities

      The Company seeks to manage the price risk related to future production of natural gas by entering into various commodity price swaps, futures contracts and options on futures contracts. As of December 31, 1998, approximately 12.6 Bcf of 1999 production was hedged at an average price of $2.25 per MMbtu. For the years 2000 through 2005, a total of approximately 13.8 Bcf are hedged at an average price of $2.06 per MMbtu.

Oil and Gas Reserves

      All information in this Form 10-K relating to estimates of the Company's proved reserves is based on reports prepared by KCS and several independent petroleum engineers. The reports for the KCS Medallion Resources, Inc.; KCS Mountain Resources, Inc.; KCS Resources, Inc.; and KCS Michigan Resources, Inc. properties, which collectively represent 100% of the KCS proved reserves on working interest properties, and 85.4% of total KCS proved reserves at December 31, 1998, were audited by Netherland, Sewell & Associates, Inc. pursuant to the principles set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserve Information promulgated by the Society of Petroleum Engineers. The independent reserve engineers' estimates were based upon a review of production histories and other geologic, economic, ownership and engineering data provided by the Company or third-party operators.

      The following table sets forth, as of December 31, 1998, summary information with respect to (1) the estimates of the Company's proved oil and gas reserves attributable to working interests and (2) the reserve amounts contracted for pursuant to the agreements relating to VPPs. The present value of future net revenues in the table should not be construed to be the current market value of the estimated oil and gas reserves owned by the Company.

                                                               December 31, 1998
                                                               -----------------
Proved reserves:
Natural gas (MMcf)                                                       257,690
Oil (Mbbls)                                                                8,693
Total (MMcfe)                                                            309,845
Future net revenues ($000s)                                             $414,687
Present value of future net revenues ($000s)                            $293,759

Proved developed reserves:
Natural gas (MMcf)                                                       204,327
Oil (Mbbls)                                                                6,963
Total (MMcfe)                                                            246,105
Future net revenues ($000s)                                             $349,667
Present value of future net revenues ($000s)                            $260,487

      There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and future amounts and timing of development expenditures, including underground accumulations of crude oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Estimates of proved undeveloped reserves are inherently less certain than estimates of proved developed reserves. The quantities of oil and gas that are ultimately recovered, production and operating costs, the amount and timing of future development expenditures, geologic success and future oil and gas sales prices all may differ from those assumed in these estimates. In addition, the Company's reserves may be subject to downward or upward revision based upon production history, purchases or sales of properties, results of future development, prevailing oil and gas prices and other factors. Therefore, the present value shown above should not be construed as the current market value of the estimated oil and gas reserves attributable to the Company's properties.

      In accordance with SEC guidelines, the estimates of future net revenues from the Company's proved reserves and the present value thereof are made using oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including, in the case of natural gas contracts, the use of fixed and determinable contractual price escalations. Average realized natural gas prices were $2.15 per Mcf and average realized oil prices were $8.57 per barrel at December 31, 1998. The prices for natural gas and, to a lesser extent, oil, are subject to substantial seasonal fluctuations, and prices for each are subject to substantial fluctuations as a result of numerous other factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Acreage

      The following table sets forth certain information with respect to the Company's developed and undeveloped leased acreage as of December 31, 1998. The leases in which the Company has an interest are for varying primary terms, and many require the payment of delay rentals to continue the primary term. The leases may be surrendered by the operator at any time by notice to the lessors, by the cessation of production, fulfillment of commitments, or by failure to make timely payments of delay rentals. Excluded from the table are the Company's interests in the properties subject to volumetric production payments.

                             Developed Acres              Undeveloped Acres
                         -------------------------     ------------------------
    State                  Gross           Net           Gross          Net
---------------          -----------    ----------     ----------    ----------
Wyoming                      97,119        92,346        179,889       173,625
Texas                       121,460        70,719         74,466        26,486
Louisiana                    31,263        21,272         34,454        30,530
Oklahoma                     56,862        25,506          8,084         4,335
Offshore                     84,258         7,040              -             -
Other                        97,419        24,098        141,969        56,855
                         -----------    ----------     ----------    ----------
     Total                  488,381       240,981        438,862       291,831
                         ===========    ==========     ==========    ==========

Drilling Activities

      All of the Company's drilling activities are conducted through arrangements with independent contractors. Certain information with regard to the Company's drilling activities during the years ended December 31, 1998, 1997 and 1996, is set forth below.

                                               Year Ended December 31,
                        -----------------------------------------------------------------------
                                1998                     1997                      1996
                        ---------------------    ---------------------    ---------------------
Type of Well             Gross        Net         Gross        Net         Gross         Net
------------            --------    ---------    --------    ---------    ---------    --------
Development:
    Oil                        9          6.4          33         33.0           43        40.9
    Natural gas               33         16.2          42         29.2           22        10.9
    Non-productive            13          9.1          18         16.4            8         5.8
                        --------    ---------    --------    ---------    ---------    --------
        Total                 55         31.7          93         78.6           73        57.6
                        ========    =========    ========    =========    =========    ========

Exploratory:
    Oil                        6          3.5           1          1.0            1         1.0
    Natural gas                3          2.2          12          7.2            5         3.0
    Non-productive            10          6.2          20         13.9           15        10.5
                        --------    ---------    --------    ---------    ---------    --------
        Total                 19         11.9          33         22.1           21        14.5
                        ========    =========    ========    =========    =========    ========

        At December 31, 1998, the Company was participating in the drilling or completion of 2 gross (1.4 net) wells.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters.

      In accordance with the terms of its debt agreements, the Company is currently prohibited from paying cash dividends. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources and Notes 2 and 7 to Consolidated Financial Statements. The Company had been paying regular quarterly dividends from the first quarter of 1992 through the first quarter of 1999. The aggregate amount of dividends declared were $2,345,000 and $2,204,000 in 1998 and 1997, respectively.

      There were 1,141 stockholders of record of the Company's Common Stock on March 1, 1999.

Production and Sales

        The following table presents certain information with respect to oil and gas production attributable to the Company's properties and average sales prices during the three years ended December 31, 1998, 1997 and 1996.

                                                  Year Ended December 31,
                                      ------------------------------------------
                                           1998            1997            1996
                                      ----------      ----------      ----------
Production:
     Gas (MMcf)                           50,070          43,700          25,581
     Oil (Mbbl)                            1,650           1,696             758
     Liquids (Mbbl)                           96             128              --
     Total (MMcfe)                        60,548          54,644          30,129

Average Price:
     Gas (per Mcf)                    $     2.08      $     2.40      $     3.61
     Oil (per bbl)                         11.41           18.57           20.69
     Liquids (per bbl)                      7.93           11.02              --
     Total (per Mcfe)                 $     2.04      $     2.52      $     3.59

Other Facilities

      Principal offices of the Company and its operating subsidiaries are leased in modern office buildings in Houston, Texas (25,000 square feet) and Tulsa, Oklahoma (17,000 square feet). In Worland, Wyoming, the Rocky Mountain district office is based in a 10,000 square foot Company-owned facility.

      The Company believes that all of its property, plant and equipment are well maintained, in good operating condition and suitable for the purposes for which they are used.

Item 3.  Legal Proceedings.

      Information with respect to this Item is contained in Note 11 to the Consolidated Financial Statements on pages 41 through 43 of this Form 10-K.

Item 4.  Submission of Matters to a Vote of Security Holders.

      No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the three months ended December 31, 1998.

      The Company's Common Stock is traded on the New York Stock Exchange under the symbol KCS. Listed below are the high and low closing sales prices for the periods indicated:

                                            1998
                  -------------------------------------------------------
                  Jan. - Mar.    Apr. - June    July - Sept.  Oct. - Dec.
                  -----------   ------------   -----------    -----------
Market Price
High                 $ 20.63        $ 16.00       $ 11.32         $ 6.19
Low                    15.31          10.75          3.31           2.94

                                            1997
                  -------------------------------------------------------
                   Jan. - Mar.    Apr. - June    July - Sept.  Oct. - Dec.
                  -----------   ------------   -----------    -----------
Market Price
High                 $ 21.81        $ 21.19       $ 30.00        $ 29.94
Low                    15.75          13.31         19.63          19.75

Item 6. Selected Financial Data.

      The following table sets forth the Company's selected financial data for each of the five years ended December 31, 1998.

Dollars in thousands (except per share data)        1998(1)(3)       1997(2)         1996           1995           1994
                                                  ------------   ------------    ------------   ------------   ------------
Revenue                                           $    123,491   $    143,689    $    108,374   $     87,115   $     67,400
Income (loss) from continuing operations              (296,520)       (97,385)         21,717         23,405         23,603
Income (loss) from discontinued operations                  --          5,302          (1,845)        (2,099)           554
Net income (loss)                                 $   (296,520)  $    (92,083)   $     19,872   $     21,306   $     24,157
Total assets                                      $    308,878   $    502,414    $    511,820   $    306,564   $    176,179
Long-term debt                                    $    274,635   $    292,445    $    310,347   $    165,529   $     61,970
Stockholders' equity (deficit)                    $   (154,204)  $    145,070    $    125,622   $    101,576   $     80,668
Per common share (Basic):
     Income (loss) from continuing operations     $     (10.08)  $      (3.37)   $       0.94   $       1.02   $       1.03
     Income (loss) from discontinued operations   $         --   $       0.18    $      (0.08)  $      (0.09)  $       0.02
     Net income (loss)                            $     (10.08)  $      (3.19)   $       0.86   $       0.93   $       1.05
Per common share (Diluted):
     Income (loss) from continuing operations     $     (10.08)  $      (3.37)   $       0.92   $       1.00   $       1.01
     Income (loss) from discontinued operations   $         --   $       0.18    $      (0.08)  $      (0.09)  $       0.02
     Net income (loss)                            $     (10.08)  $      (3.19)   $       0.84   $       0.91   $       1.03
Per common share:
     Stockholders' equity (deficit)               $      (5.27)  $       4.93    $       5.42   $       4.42   $       3.52
     Dividends                                    $       0.08   $      0.075    $       0.06   $       0.06   $      0.045

(1) 1998 includes $268.5 million pretax ($174.5 million after tax) in non-cash ceiling test writedowns of oil and gas assets and a $113.9 million reduction to zero of the book value of net deferred tax assets. Together, these adjustments accounted for $288.4 million, or $9.80 per share, of the 1998 loss.

(2) Includes a $165.1 million pretax, ($107.3 million after tax), or $3.72 per share, non-cash ceiling test writedown of oil and gas assets.

(3) Excludes $135.7 million reclassified to short-term debt due to the Company being in default under its bank credit facilities. See Note 7 to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following is a discussion and analysis of the Company's financial condition and results of operations and should be read in conjunction with the Company's Consolidated Financial Statements (including the notes thereto) included elsewhere herein.

General

      Several important developments have had and will continue to have a significant impact on the Company's financial condition and results of operations.

      On December 23, 1996, the Company and Tennessee Gas Pipeline Company ("Tennessee Gas") entered into a settlement covering all claims and litigation related to the above-market, take-or-pay contract (the "Tennessee Gas Contract"). As part of the settlement, the Tennessee Gas Contract was terminated effective January 1, 1997, approximately two years prior to its expiration date. See Note 11 to Consolidated Financial Statements. Prior to its termination, the Tennessee Gas Contract had a material and positive effect on the Company's gas revenue, income and cash flow.

      As of December 31, 1996, the Company completed the arrangements for the Medallion Acquisition (see Note 4 to Consolidated Financial Statements), effectively doubling its oil and gas reserves and giving it a substantial presence in the Mid-Continent Region.

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

      These developments transformed the Company from an enterprise heavily dependent on the Bob West Field and the Tennessee Gas Contract, with marketing and transportation operations, to a Company focused on exploration and production, with a portfolio of properties in four distinct areas: the Mid-Continent, Onshore Gulf Coast and Rocky Mountain regions and, primarily through its Volumetric Production Payment Program ("VPP Program"), the Gulf of Mexico. Production from the Bob West Field, which in 1995 accounted for 72% of the Company's oil and gas revenues, accounted for less than 3%, 5% and 40% of total oil and gas revenue in 1998, 1997 and 1996, respectively.

      During 1997 and 1998, as a result of very low prices for natural gas and crude oil and, in 1998, disappointing performance of certain prospects in the Rocky Mountain region, the Company has incurred significant losses due primarily to non-cash ceiling writedowns of its oil and gas assets and the reduction to zero of the book value of net deferred tax assets. As a result of these adjustments, the Company has negative stockholders' equity as of December 31, 1998 and has thereby violated certain covenants in its revolving bank credit agreements. As a consequence, the Company cannot currently borrow under the revolving credit facilities. The lenders have not declared the principal balance immediately due and payable as a result of this default, but have the right to do so at any time. Should this occur, (1) the Company would be unable to pay the amount due in cash, although the Company believes the lenders to be fully secured; and (2) the holders of the Company's senior notes and senior subordinated notes would have the right to declare the principal amount of the notes ($275 million) immediately due and payable. Absent any acceleration of the principal balance payment date, the Company believes its cash flow and proceeds from asset sales should be sufficient to pay its obligations as they are due, and to conduct its reduced capital expenditure program. See Liquidity and Capital Resources and Notes 2 and 7 to Consolidated Financial Statements. The Company's independent public accountants issued a modified report with respect to the ability of the Company to continue as a going concern, which also constitutes a default under the revolving bank credit agreements.

      Prices for oil and natural gas are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond the Company's control. These factors include political conditions in the Middle East and elsewhere, domestic and foreign supply of oil and natural gas, the level of consumer demand, weather conditions and overall economic conditions.

      All references in the following discussion related to earnings per share are based upon the Company's diluted earnings per share.

Results of Operations for the Years Ended December 31, 1998, 1997 and 1996

Results of Operations

      Net loss for the year ended December 31, 1998 was $296.5 million, or $10.08 per share, compared to $92.1 million, or $3.19 per share, for the year ended December 31, 1997. Depressed oil and gas commodity prices since the latter part of 1997 combined with the performance of certain of the Company's Rocky Mountain properties in 1998 resulted in significant non-cash ceiling test writedowns of the Company's oil and gas assets in both 1998 and 1997. Ceiling test writedowns in 1998 were $268.5 million pretax ($174.5 million after tax) compared to $165.1 million pretax ($107.3 million after tax) in 1997. Additionally, in 1998, the Company recorded a non-cash valuation allowance of $113.9 million ($93.9 million of which relates to the 1998 non-cash ceiling test writedowns) to reduce to zero the book value of net deferred tax assets. As a result of these charges, net loss was increased by $288.4 million, or $9.80 per share. Excluding the effect of the non-cash asset writedowns, the Company's net loss was $8.1 million, or $0.28 per share in 1998 compared to income of $9.9 million, or $0.35 per share, in 1997. An 11% increase in oil and gas production during 1998 was more than offset by the impact of significantly lower energy prices and higher net interest costs. In 1997, income from discontinued operations was $5.3 million, or $0.18 per share, which was primarily attributable to the net gain on disposition of the Company's natural gas transportation and marketing operations.

      Net loss for the year ended December 31, 1997 was $92.1 million, or $3.19 per share, compared to net income of $19.9 million, or $0.84 per share, for the year ended December 31, 1996. Loss from continuing operations was $97.4 million, or $3.37 per share, for 1997, compared to income of $21.7 million, or $0.92 per share, for 1996. The loss in 1997 resulted from a non-cash ceiling test provision of $165.1 million pretax ($107.3 million after tax). Excluding the effect of the ceiling test provision, income from continuing operations in 1997 was $9.9 million, or $0.35 per share. Significantly higher oil and gas production during 1997 was more than offset by the impact of the termination of the Tennessee Gas Contract, which contributed premium revenue of $32.8 million in 1996, and higher interest costs. Income from discontinued operations in 1997 was $5.3 million, or $0.18 per share (primarily the net gain on disposition), compared to a loss of $1.8 million, or $0.08 per share, in 1996.

Revenue

                                                  Year Ended December 31,
                                          --------------------------------------
                                            1998           1996           1997
                                          --------       --------       --------
Production:
     Gas (MMcf)                             50,070         43,700         25,581
     Oil (Mbbl)                              1,650          1,696            758
     Liquids (Mbbl)                             96            128             --
     Total (MMcfe)                          60,548         54,644         30,129

Average Price:
     Gas (per Mcf)                        $   2.08       $   2.40       $   3.61
     Oil (per bbl)                           11.41          18.57          20.69
     Liquids (per bbl)                        7.93          11.02             --
     Total (per Mcfe)                     $   2.04       $   2.52       $   3.59

Revenue:
     Gas                                  $103,906       $104,932       $ 92,331
     Oil                                    18,824         31,491         15,684
     Liquids                                   761          1,414             --
                                          --------       --------       --------
     Total                                $123,491       $137,837       $108,015

      Oil and Gas Production. The Company's oil and gas production during 1998 increased 11% to 60.5 Bcfe, compared to 54.6 Bcfe produced during 1997. Gas production increased 15% to 50.1 Bcf, which was partially offset by a decrease in oil and liquids production of 4% to 1,746 Mbbls. The net production increase was primarily a result of the VPP Program.

      Oil and gas production during 1997 increased 81% to 54.6 Bcfe, compared to
30.1 Bcfe in 1996, primarily due to the Medallion Acquisition.

      Gas Revenue. In 1998, gas revenue decreased $1.0 million to $103.9 million. Production gains of 15% added $13.2 million of gas revenue in 1998. The production increase was more than offset by a 14% decrease in average realized gas prices which resulted in a decrease of $14.2 million in gas revenue compared to the prior year.

      In 1997, gas revenue increased $12.6 million to $104.9 million. Production gains added $43.8 million of gas revenue in 1997. This increase was partially offset by the termination of the Tennessee Gas Contract which provided $32.8 million in premium revenue over corresponding spot market prices in 1996. Average realized price for gas not covered by the Tennessee Gas Contract was $2.35 per Mcf for the year ended December 31, 1996.

      Oil and Liquids Revenue. In 1998, oil and liquids revenue decreased $13.3 million to $19.6 million. A 38% decrease in average realized oil and liquids prices for 1998 accounted for approximately $12.5 million of the 1998 decrease with the remainder attributable to a 4% reduction in production.

      In 1997, oil and liquids revenue increased $17.2 million to $32.9 million, compared to 1996. Production gains added $18.8 million of oil and liquids revenue, partially offset by lower average realized prices.

      Other Revenue, net. Other revenue in 1998 included $4.0 million related to production tax refunds and approximately $2.0 million from certain marketing and gathering revenues incidental to the Company's oil and gas exploration and production operations.

      In 1997, other revenue included $2.5 million related to severance tax settlements in connection with the Tennessee Gas Contract and $1.3 million from the settlement of a gas sales contract dispute. The remainder of the increase in 1997, compared to 1996, reflected certain marketing and gathering revenues primarily as a result of the Medallion Acquisition.

Lease Operating Expenses

      Lease operating expenses increased $1.0 million to $30.4 million, or $0.50 per Mcfe, for the year ended December 31, 1998, compared to $29.4 million, or $0.54 per Mcfe, in 1997. Higher production, full-time operation of the gas treatment plant in the Rocky Mountain Region and acquisitions in 1998 were the primary reasons for the 1998 increase. The decrease in the per-Mcfe rate reflects a higher percentage of production from the VPP Program, which does not bear any lease operating expenses.

      For the year ended December 31, 1997, lease operating expenses increased $20.2 million to $29.4 million, or $0.54 per Mcfe, compared to $9.2 million, or $0.30 per Mcfe, in 1996. Approximately $17.6 million of this increase was related to the Medallion Acquisition, with the remainder of the increase primarily due to expanded operations in the Rocky Mountain Region. The increase in the per-Mcfe rate reflects a lower percentage of production from the VPP Program in 1997 compared to 1996.

Production Taxes

      Production taxes, which are generally based on a fixed percentage of revenue, decreased 32% to $4.0 million in 1998, compared to $5.9 million in 1997. Lower oil and gas revenue during 1998 accounted for $1.2 million of the decrease with the remainder mainly attributable to a lower average production tax rate.

      Production taxes increased 133% to $5.9 million in 1997, compared to $2.5 million in 1996. In addition to the effect of higher oil and gas revenue during 1997, a larger percentage of that revenue was subject to severance taxes as a result of the termination of the Tennessee Gas Contract which provided for reimbursement to the Company of severance taxes on production covered under that contract.

General and Administrative Expenses

      General and administrative expenses ("G&A") increased $0.6 million to $11.3 million, or $0.19 per Mcfe, compared to $10.8 million, or $0.20 per Mcfe, in 1997. This increase reflects administrative activity associated with the 1998 production increases.

      For the year ended December 31, 1997, G&A increased $2.9 million to $10.8 million, compared to 1996. This increase reflects the expansion into the Mid-Continent Region as a result of the Medallion Acquisition and expanded VPP operations.

Depreciation, Depletion and Amortization

      The Company provides for depletion on its oil and gas properties using the future gross revenue method. For the year ended December 31, 1998, depreciation, depletion and amortization ("DD&A") decreased $0.7 million, compared to 1997, to $59.9 million due primarily to the decrease in oil and gas revenue partially offset by an increase in the DD&A rate, both of which are the result of the lower energy prices in 1998.

      For the year ended December 31, 1997, DD&A increased $15.1 million over 1996 to $60.6 million due primarily to the increase in oil and gas revenue.

Writedown of Oil and Gas Properties

      In accordance with the full cost accounting method and procedures prescribed by the Securities and Exchange Commission ("SEC"), capitalized oil and gas property costs are limited to the present value of future net revenues from estimated production of proved oil and gas reserves at current prices, discounted at 10%, plus the lower of cost or fair value of unproved properties ("SEC PV10 value"). To the extent that the capitalized costs exceed the estimated SEC PV10 value at the end of any fiscal quarter, such excess costs are written down with a corresponding charge to income.

      During 1997 and 1998, the Company recorded non-cash ceiling writedowns of its oil and gas properties mainly due to depressed natural gas and oil commodity prices and, in 1998, the performance of certain prospects in the Rocky Mountain region. At December 31, 1997 a $165.1 million pretax writedown was recorded. Further declines in commodity prices throughout 1998 and into the first quarter of 1999 resulted in additional writedowns totaling $268.5 million pretax, including approximately $65 million for price declines subsequent to December 31, 1998. Average realized natural gas prices were $3.54, $2.46 and $2.15 per Mcf at December 31, 1996, 1997 and 1998, respectively. During the first part of 1999, average realized natural gas prices fell to $1.67 per Mcf. Average realized oil prices were $22.45, $15.15 and $8.57 per bbl at December 31, 1996, 1997 and 1998, respectively.

      The Company's sour gas processing facility at the Manderson Field, which was classified as other property, plant and equipment on the balance sheet at December 31, 1997, was reclassified to oil and gas properties and its net book value was reduced to fair value of approximately $5 million in connection with the year-end 1998 ceiling writedown.

      Further price declines, if not offset by increases in proved oil and gas reserves, could result in future ceiling writedowns.

Interest Expense

      Interest expense was $35.8 million in 1998, compared to $21.9 million in 1997. This increase reflects higher average borrowings related to the expansion of the Company's oil and gas operations slightly offset by lower average interest rates.

      Interest expense increased $7.8 million to $21.9 million for the year ended December 31, 1997, compared to the same period in 1996. Higher average borrowings in 1997 due to the expansion of the Company's operations (including the Medallion Acquisition, the VPP Program and the development of the Manderson Field) were offset in part by lower average interest rates during the period.

Income Taxes

      Income tax expense was $16.0 million in 1998, which reflected the establishment of a valuation allowance to reduce to zero the book value of net deferred tax assets. Due to the significant losses recorded in 1998 and the uncertainty of future oil and natural gas commodity prices, management has concluded that this valuation allowance is required in accordance with SFAS 109. In making its assessment, management considered several factors, including the uncertainty in the Company's ability to generate sufficient income in order to realize its future tax benefits, and concluded that the Company can no longer consider the realization of its net deferred tax assets "more likely than not."

      In 1997 the income tax benefit was $52.1 million compared to income tax expense of $12.7 million in 1996. See Note 9 to the Consolidated Financial Statements for the reconciliation of the statutory federal income tax rate to the Company's effective tax rates.

Liquidity and Capital Resources

Financial Covenant Violation and Continuation as a Going Concern

      During 1998, due to very low prices for natural gas and crude oil and disappointing performance of certain of the Company's Rocky Mountain prospects, the Company incurred significant losses, due primarily to $268.5 million of pretax non-cash ceiling writedowns of its oil and gas assets and a reduction from $113.9 million ($93.9 million of which relates to the 1998 non-cash ceiling test writedowns) to zero in the book value of net deferred tax assets. As a result of these charges, net loss was increased by $288.4 million, or $9.80 per share. Also, as a result of these adjustments, the Company had negative stockholders' equity of $154.2 million as of December 31, 1998 and has violated certain covenants in its revolving credit agreements. The Company's budget for development and exploration has been significantly reduced for 1999, due to the drop in oil and natural gas prices, the related substantial reduction in the Company's net worth and the resultant default in the tangible net worth covenants under the Company's revolving credit facilities. While the Company had planned a capital expenditure program of $60-$90 million, such program is likely to be reduced by as much as 50% absent a significant rebound in commodity prices or the sale of assets substantially in excess of currently projected levels.

      Available funding for capital expenditures has been reduced materially because the Company's net worth is less than required under the Company's two revolving bank credit facilities, which are therefore in default. While this default continues, the Company cannot borrow under the credit facilities. The lenders have not declared the principal balance under the credit facilities immediately due and payable, but have the right to do so at any time. Should this occur, (1) the Company would be unable to pay the amount due in cash, although the Company believes the lenders to be fully secured, and (2) the holders of the Company's senior notes and senior subordinated notes would have the right to declare the principal amount of the notes ($275 million) immediately due and payable. The Company has requested a waiver of the defaults from the banks. However, there can be no assurance that a waiver will be granted, or for what period of time. Absent acceleration of the principal balance of the revolving bank credit facilities, however, the Company believes its cash flow from operations and projected asset sales should be sufficient to pay its obligations as they become due and to carry out its reduced capital expenditure program until at least December 31, 1999, assuming no further deterioration in current oil and natural gas prices.

      The lenders have also indicated their intention at some time in the near future to reduce the borrowing base under the revolving bank credit facilities. The Company is negotiating the amount of the reduction and the terms of payment of the principal amount which is to be repaid as a result of the reduction. The required principal payments will place an added burden on cash flow. There are no assurances that the amount of the borrowing base reduction or the terms of repayment acceptable to the lenders will be able to be satisfied from the Company's cash flow. If not, the failure to make the required principal repayments when due will also constitute a default under the revolving bank credit facilities.

      As a result of the above factors, there is substantial doubt about the company's ability to continue as a going concern. The accompanying financial statements do not include any adjustment relating to the recoverability and classification of the asset carrying amounts or the amounts and classifications of liabilities that might result should the company be unable to continue as a going concern. The Company's independent public accountants issued a modified report with respect to the ability of the Company to continue as a going concern. The Company believes that its cost and capital reduction initiatives, cash flow from operations and the proceeds from assets sales should be sufficient to meet its short-term interest obligations and operating requirements. There can be no assurance that, given the Company's limited capital resources, it can continue to maintain its current production levels through oil and gas reserve replacement.

      To improve its financial situation, the Company has implemented or intends to implement the following: 1) Reduce originally planned 1999 capital expenditures; 2) Negotiate property sales, which are targeted to raise cash proceeds of approximately $25 million in 1999; 3) Reduce the Company's Rocky Mountain Region workforce by approximately 60%; 4) Close the Company's New Jersey corporate office effective May 1, 1999 and transfer all functions to its Houston, Texas facility, and 5) Implement a salary freeze for senior management. The Company has engaged a financial advisor to explore strategic alternatives for financing its activities going forward. The Company also is considering the formation of partnerships with third-party investors to fund the VPP Program.

Cash Flow From Operating Activities

      Net cash provided by operating activities was $44.0 million during 1998, compared to $100.2 million for 1997. Net income adjusted for non-cash charges decreased to $53.1 million for the year ended December 31, 1998, compared to $77.6 million in 1997. The decrease reflects higher interest costs and the depressed oil and gas prices which more than offset an 11% increase in production. The remainder of the reduction in 1998 cash flow from operating activities, compared to 1997, was largely attributable to the 1997 timing of cash receipts and disbursements of the discontinued marketing and transportation operations.

      Net cash provided by operating activities was $100.2 million in 1997 compared to $121.3 million in 1996. Net income adjusted for non-cash charges was $77.6 million for the year ended December 31, 1997, compared to $75.8 million in 1996. The reductions in trade accounts receivable ($51.8 million) and in accounts payable and accrued liabilities ($34.1 million) in 1997 were largely related to the discontinuance of the natural gas transportation and marketing operations, offset by increases due to the overall growth of the Company's operations. The 1996 period included the receipt of approximately $70 million from Tennessee Gas for past underpayments and interest.

Investing Activities

      Capital expenditures for the year ended December 31, 1998 were $165.5 million, of which $66.8 million was for development drilling; $73.5 million for the acquisition of proved reserves under the Company's VPP Program; $23.1 million for lease acquisitions, seismic surveys and exploratory drilling, and $2.1 million for other assets.

      Capital expenditures in 1997 were $226.6 million, of which $107.4 million was for development drilling; $49.5 million for the purchase of proved reserves under the Company's VPP Program; $54.3 million for lease acquisitions, seismic surveys and exploratory drilling and $15.4 million for other assets.

      During 1997, the Company sold its principal natural gas transportation asset and its third-party gas marketing operations realizing proceeds of $28.5 million, which were used to reduce indebtedness under its bank credit facilities, and an after-tax gain of $5.4 million.

      Capital expenditures in 1996 were $282.2 million, of which $183.1 million was related to the Medallion Acquisition (see Note 4 to the Consolidated Financial Statements), $54.9 million to development drilling, $15.9 million for the purchase of oil and gas reserves under the Company's VPP Program and $18.2 million to lease acquisitions, seismic surveys and exploratory drilling.

Debt Financing

      On January 15, 1998, the Company completed a public offering of $125 million senior subordinated notes at an interest rate of 8.875% due January 15, 2008. The net proceeds of approximately $121 million were used to pay down borrowings under the Company's bank credit facilities.

Credit Facility

      The Company's revolving credit facility ("Credit Facility"), which matures on September 30, 2000, is used for general corporate purposes, including working capital and to support the Company's capital expenditure program. On December 31, 1998, the borrowing base, or actual availability under the Credit Facility, was $75 million. The borrowing base is reviewed at least semiannually and may be adjusted based on the lenders' valuation of the borrowers' oil and gas reserves and other factors. The borrowing base is currently under review based upon a reserve report as of December 31, 1998. Substantially all of the Company's oil and gas reserves (excluding those pledged under the Revolving Credit Agreement) have been pledged to secure the Credit Facility.

      The Credit Facility permits the borrowers to choose interest rate options based on the bank's prime rate or LIBOR and from maturities ranging up to 12 months. The applicable spread over the prime rate or LIBOR is based on the percentage of the borrowing base outstanding. A commitment fee ranging between 0.375% and 0.50% is paid on the unused portion of the borrowing base. The weighted average effective interest rate during 1998 was 7.27%. As of December 31, 1998, the weighted average interest rate under the Credit Facility was 7.67% and $55.7 million was outstanding. The Company is in default under the Credit Facility. See "Financial Covenant Violation and Continuation as a Going Concern."

Revolving Credit Agreement

      Simultaneous with the consummation of the Medallion Acquisition, the Company entered into a revolving credit agreement ("Revolving Credit Agreement") with a group of banks which will mature on September 30, 2000. The Revolving Credit Agreement is used for general corporate purposes, including working capital and to support the Company's capital expenditure program. As of December 31, 1998, the Revolving Credit Agreement had a borrowing base of $90 million. The borrowing base is reviewed at least semiannually and may be adjusted based on the lenders' valuation of the borrowers' oil and gas reserves and other factors. The borrowing base is currently under review based upon a reserve report as of December 31, 1998. The obligations under the Revolving
Credit Agreement are secured by substantially all of the oil and gas reserves acquired in the Medallion Acquisition, a pledge of the Medallion entities' common stock and certain VPP assets.

      The Revolving Credit Agreement permits the borrowers under this facility to choose interest rate options based on the bank's prime rate or LIBOR and from maturities ranging up to 12 months. The applicable spread over the prime rate or LIBOR is based on the percentage of the borrowing base outstanding. A commitment fee ranging between 0.375% and 0.50% is paid on the unused portion of the borrowing base. The weighted average effective interest rate during 1998 was 7.63%. As of December 31, 1998, the weighted average interest rate under the Revolving Credit Agreement was 7.5% and $80.0 million was outstanding. The Company is in default under the Revolving Credit Agreement. See "Financial Covenant Violation and Continuation as a Going Concern."

Year 2000 Issue

      The Year 2000 problem concerns the possible inability of certain information systems, primarily computer software programs, to properly recognize date - sensitive information beginning January 1, 2000 and the related data processing errors and resulting business problems that this may cause. The Company has a Year 2000 program in place to 1) Identify and resolve internal systems issues, and 2) Identify and plan for potential issues with respect to external vendors and customers.

Internal Systems

      The Company's planning for the internal systems aspects of the Year 2000 problem is focused on five areas: 1) Communications Hardware and Software; 2) Information Systems Hardware; 3) Network Operating Systems Software; 4) Back Office Applications and 5) Core Applications.

Communications Hardware and Software

      Communication software upgrades are needed at several of the Company's offices. This software is readily replaceable with Year 2000 ready versions. The Company has plans in place to ensure that these systems are ready by installing those versions available. It is anticipated that related upgrades will be in place by the end of the second quarter of 1999.

Information Systems Hardware

      Two servers are scheduled for replacement with Year 2000 - compliant models. Certain workstation replacements are needed throughout the Company, but these replacements are minimal and readily available. It is anticipated that replacements will be in place by the end of the third quarter of 1999.

Network Operating Systems Software

      The Company presently uses Windows NT4 and Windows 95 operating systems which are not Year 2000 compliant. The Company's plan is to have all workstations on a Windows 2000 system, which is a Year 2000 - compliant operating system or, depending on the availability of Windows 2000, will install vendor - provided patches, by the end of the second quarter of 1999 and immediate implementation of Windows 2000 upon release.

Back Office Applications

      The Company's two principal Microsoft desktop productivity applications are not currently Year 2000 compliant but it is anticipated that they will be upgraded with the vendor release due in early 1999. Certain server applications such as SMS, SQL Arcserve and Inoculan, which allow the Company to manage data as well as maintain network integrity, are also not compliant but it is anticipated that they will be upgraded to Year 2000 readiness using vendor provided patches by the end of the second quarter of 1999.

Core Applications

      The Company's principal core applications are for reserve engineering and analysis, production reporting and financial and accounting systems. The reserve engineering and production reporting applications are currently not Year 2000 ready, but are in the process of being upgraded to Year 2000 ready versions. It is anticipated that upgrade of the reserve engineering and analysis application will be completed prior to May 31, 1999 and the production reporting system will be upgraded in the second quarter of 1999. The Company is in the process of migrating all of its divisions to a single finance and accounting solution which is Year 2000 compliant. It is anticipated that migration will be completed by the end of the second quarter of 1999.

      The Company believes that the program outlined above will mitigate its internal systems risk related to the Year 2000 problem. The incremental costs of this program in 1998 and 1999 are currently estimated to be between $400,000 and $600,000 in the aggregate, most of which would have been spent in any event within the next 18 to 24 months in the continuing process of upgrading information systems to the latest technology. These costs are being expensed as incurred except for any major investments in replacement computer hardware or new application systems projects that are normally capitalized and amortized over the life of the asset.

External Vendor and Customer Issues

      The Company also relies on the systems capabilities of various vendors and customers to conduct its business. The Company is presently polling its major vendors and customers to ensure that they will be Year 2000 compliant on a timely basis and to develop contingency plans for any disruption in their services or products that could have a significant adverse impact on the Company's business. These activities are intended to provide a means of managing risk, but cannot eliminate the potential for disruption due to third - party failure.

      The worst case scenario of non-compliance by third parties is as follows:

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

      Based upon the results of the Company's assessment of third - party Year 2000 risks, it is anticipated that appropriate contingency plans will be developed, including the use of manual systems and alternate vendors. The methodology used in the development of the contingency plans, which are expected to be in place by the end of the third quarter of 1999, is largely dependent upon the responses received from the Company's vendors and customers as to their Year 2000 compliance. The Company does not expect these risks to materialize in any significant manner. However, if Year 2000 failures do occur and are not corrected on a timely basis or otherwise mitigated by the Company's contingency plans, they could have a material adverse effect on the results of operations, liquidity and overall financial condition.

New Accounting Standards

      In June 1998, SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS 133 establishes new accounting rules and disclosure requirements for most derivative instruments and for hedging related to those instruments. The Company will adopt this statement effective January 1, 2000 and is currently assessing the initial effects of adoption.

Market Risk Disclosure

      The Company has, and may continue to, enter into swaps, futures contracts and options to manage the price risk associated with the production of natural gas and liquids. Since these contracts qualify as hedges and correlate to market price movement of natural gas or liquids, any gains or losses resulting from market changes will be offset by losses or gains on corresponding physical transactions.

      These hedging arrangements have the effect of fixing for specified periods the prices the Company will receive for the volumes to which the hedge relates. As a result, while these hedging arrangements are structured to reduce the Company's exposure to decreases in the price associated with the underlying commodity, they also limit the benefit the Company might otherwise have received from any price increases associated with the hedged commodity.

      In accordance with Item 305 of Regulation S-K, the Company has elected the tabular method to disclose market risk related to derivative financial instruments as well as other financial instruments.

      The following table sets forth the Company's natural gas hedged position at December 31, 1998. At December 31, 1998 the Company did not have any oil hedges in place. The Company accounts for oil and natural gas futures contracts and commodity price swaps in accordance with FASB Statement No. 80 "Accounting for Futures Contracts". See Note 1 to the Consolidated Financial Statements for a further discussion of the Company's accounting policy related to these contracts.

              Contract                        Weighted        Unrealized
           Maturity Date       Volume        Avg. Price      Gain (Loss)
           ---------------    ----------    -------------    -------------
                               (MMbtu)      ($ per MMbtu)      ($ 000s)
                     1999
           First quarter          3,046           $ 2.421         $ 1,640
           Second quarter         3,714             2.133             969
           Third quarter          3,234             2.168             733
           Fourth quarter         2,634             2.169              60
              Total 1999         12,628             2.219           3,402

                     2000         3,480             2.055            (400)
                     2001         3,000             2.055            (345)
                     2002         2,520             2.055            (290)
               Thereafter         4,840             2.055            (557)

      The Company uses fixed and variable rate long-term debt to finance the Company's capital spending program. These debt arrangements expose the Company to market risk related to changes in interest rates. The following table provides information regarding the Company's debt and the related contractual maturities.

               Fixed Rate      Weighted Avg.    Variable Rate    Weighted Avg.
                  Debt         Interest Rate        Debt         Interest Rate
             ---------------   --------------   --------------   -------------
                 ($ 000s)                          ($ 000s)
     1999          $      -             10.0%       $     -                7.6%
     2000                 -             10.0%       135,700                7.6%
     2001                 -             10.0%             -                -
     2002                 -             10.0%             -                -
     2003           150,000             10.0%             -                -
Thereafter          125,000              8.9%             -                -

Report of Independent Public Accountants

To KCS Energy, Inc.:

      We have audited the accompanying consolidated balance sheets of KCS Energy, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 1998 and 1997, and the related statements of consolidated operations, stockholders' (deficit) equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KCS Energy, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 2 and 7 to the consolidated financial statements, the Company has incurred significant losses due primarily to non-cash ceiling writedowns of its oil and gas assets, has negative stockholders' equity and has violated certain financial covenants within its bank credit facilities all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of the asset carrying amounts or the amounts and classifications of liabilities that might result should the Company be unable to continue as a going concern.



                                                             ARTHUR ANDERSEN LLP

New York, New York
March 3, 1999

                        KCS ENERGY, INC. AND SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED OPERATIONS
                  (amounts in thousands, except per share data)

                                                       For the Year Ended December 31,
                                                    -----------------------------------

                                                         1998         1997         1996
                                                    ---------    ---------    ---------
Oil and gas revenue                                 $ 123,491    $ 137,837    $ 108,015
Other revenue, net                                      5,961        5,852          359
                                                    ---------    ---------    ---------

       Total revenue                                  129,452      143,689      108,374

Operating costs and expenses
    Lease operating expenses                           30,434       29,393        9,167
    Production taxes                                    3,996        5,873        2,526
    General and administrative expenses                11,327       10,753        7,825
    Depreciation, depletion and amortization           59,888       60,554       45,460
    Writedown of oil and gas properties               268,468      165,149           --
                                                    ---------    ---------    ---------

       Total operating costs and expenses             374,113      271,722       64,978
                                                    ---------    ---------    ---------

Operating income (loss)                              (244,661)    (128,033)      43,396
Interest and other income (expense), net                  (73)         476        5,086
Interest expense                                      (35,787)     (21,883)     (14,085)
                                                    ---------    ---------    ---------
Income (loss) from continuing operations
    before income taxes                              (280,521)    (149,440)      34,397
Federal and state income taxes (benefit)               15,999      (52,055)      12,680
                                                    ---------    ---------    ---------

Income (loss) from continuing operations             (296,520)     (97,385)      21,717
Discontinued operations
    Net loss from operations                               --          (72)      (1,845)
    Net gain on disposition                                --        5,374           --
                                                    ---------    ---------    ---------

Net income  (loss)                                  $(296,520)   $ (92,083)   $  19,872
                                                    =========    =========    =========

Basic earnings (loss) per share of common stock
    Continuing operations                           $  (10.08)   $   (3.37)   $    0.94
    Discontinued operations                                --         0.18        (0.08)
                                                    ---------    ---------    ---------

                                                    $  (10.08)   $   (3.19)   $    0.86
                                                    =========    =========    =========

Diluted earnings (loss) per share of common stock
    Continuing operations                           $  (10.08)   $   (3.37)   $    0.92
    Discontinued operations                                --         0.18        (0.08)
                                                    ---------    ---------    ---------

                                                    $  (10.08)   $   (3.19)   $    0.84
                                                    =========    =========    =========

Average shares outstanding for computation
    of earnings per share
    Basic                                              29,428       28,856       23,114
    Diluted                                            29,428       28,856       23,567
                                                    =========    =========    =========

   The accompanying notes are an integral part of these financial statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                  December 31,
                                                             ----------------------

                                                                  1998         1997
                                                             ---------    ---------
ASSETS
Current assets
    Cash and cash equivalents                                $     876    $   4,802
    Trade accounts receivable                                   36,548       40,115
    Other current assets                                         5,650        6,752
                                                             ---------    ---------

       Current assets                                           43,074       51,669
                                                             ---------    ---------

Property, plant and equipment
    Oil and gas properties, full cost method, less
      accumulated DD&A - 1998 $682,913; 1997 $356,877          248,582      403,754
    Other property, plant and equipment, at cost less
      accumulated depreciation - 1998 $4,442; 1997 $3,408        7,910       22,579
                                                             ---------    ---------

       Property, plant and equipment, net                      256,492      426,333
                                                             ---------    ---------

Other assets
    Deferred charges and other assets                            9,312        7,815
    Deferred federal and state income taxes                         --       16,597
                                                             ---------    ---------

       Other assets                                              9,312       24,412
                                                             ---------    ---------

                                                             $ 308,878    $ 502,414
                                                             =========    =========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
    Accounts payable                                         $  24,267    $  39,500
    Accrued liabilities                                         25,584       24,524
    Short-term debt                                            135,700           --
                                                             ---------    ---------

       Current liabilities                                     185,551       64,024
                                                             ---------    ---------

Deferred credits and other liabilities                           2,896          875
                                                             ---------    ---------

Long-term debt                                                 274,635      292,445
                                                             ---------    ---------
Commitments and contingencies
                                                             ---------    ---------

Preferred stock, authorized 5,000,000 shares - unissued             --           --
                                                             ---------    ---------
Stockholders' (deficit) equity
    Common stock, par value $0.01 per share, authorized
       50,000,000 shares issued 31,420,231 and 31,229,890,
       respectively                                                314          312
    Additional paid-in capital                                 145,077      144,135
    Retained (deficit) earnings                               (294,854)       4,011
    Less treasury stock, 2,167,096 shares and 1,801,496
       shares, respectively, at cost                            (4,741)      (3,388)
                                                             ---------    ---------

       Stockholders' (deficit) equity                         (154,204)     145,070
                                                             ---------    ---------

                                                             $ 308,878    $ 502,414
                                                             =========    =========

   The accompanying notes are an integral part of these financial statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES

            STATEMENTS OF CONSOLIDATED STOCKHOLDERS' (DEFICIT) EQUITY
                  (dollars in thousands, except per share data)

                                                                   Additional       Retained                          Stockholders'
                                                    Common          Paid-in         (Deficit)          Treasury         (Deficit)
                                                    Stock           Capital          Earnings            Stock            Equity
                                                 -------------    -------------   ---------------    ------------    ---------------
Balance at December 31, 1995                      $       248      $    24,786     $      79,814      $   (3,272)     $     101,576
     Stock issuances - option and benefit plans             1              682                 -               -                683
     Tax benefit on stock option exercises                  -              665                 -               -                665
     Stock warrants issued                                  -            4,998                 -               -              4,998
     Repurchase of stock warrants                           -             (668)                -               -               (668)
     Net income                                             -                -            19,872               -             19,872
     Dividends ($0.06 per share)                            -                -            (1,388)              -             (1,388)
     Purchase of treasury stock                             -                -                 -            (116)              (116)
                                                 -------------    -------------   ---------------    ------------    ---------------

Balance at December 31, 1996                              249           30,463            98,298          (3,388)           125,622
     Stock issuance - public offering                      60          110,527                 -               -            110,587
     Stock issuances - option and benefit plans             3            2,073                 -               -              2,076
     Tax benefit on stock option exercises                  -            1,072                 -               -              1,072
     Net loss                                               -                -           (92,083)              -            (92,083)
     Dividends ($0.075 per share)                           -                -            (2,204)              -             (2,204)
                                                 -------------    -------------   ---------------    ------------    ---------------

Balance at December 31, 1997                              312          144,135             4,011          (3,388)           145,070
     Stock issuances - option and benefit plans             2              489                 -               -                491
     Tax benefit on stock option exercises                  -              453                 -               -                453
     Net loss                                               -                -          (296,520)              -           (296,520)
     Dividends ($0.08 per share)                            -                -            (2,345)              -             (2,345)
     Purchase of treasury stock                             -                -                 -          (1,353)            (1,353)
                                                 -------------    -------------   ---------------    ------------    ---------------

Balance at December 31, 1998                      $       314      $   145,077     $    (294,854)     $   (4,741)     $    (154,204)
                                                 =============    =============   ===============    ============    ===============

   The accompanying notes are an integral part of these financial statements.

                           KCS ENERGY, INC. AND SUBSIDIARIES

                         STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (dollars in thousands)

                                                          For the Year Ended December 31,
                                                       -----------------------------------
                                                            1997         1996         1998
                                                       ---------    ---------    ---------
Cash flows from operating activities:
    Net income (loss)                                  $(296,520)   $ (92,083)   $  19,872
    Non-cash charges (credits):
       Depreciation, depletion and amortization           59,888       60,554       46,611
       Writedown of oil and gas properties               268,468      165,149           --
       Deferred income taxes                             (94,992)     (52,106)       7,925
       Tax valuation allowance                           113,944           --           --
       Gain on sale of discontinued operations                --       (5,374)          --
       Other non-cash charges and credits, net             2,291        1,466        1,440
                                                       ---------    ---------    ---------

                                                          53,079       77,606       75,848

    Net changes in assets and liabilities:
       Trade accounts receivable                           3,567       51,824      (33,887)
       Receivable from Tennessee Gas                          --           --       56,437
       Other current assets                                1,102        2,630       (7,060)
       Accounts payable and accrued liabilities          (14,315)     (34,100)      34,732
       Federal and state income taxes                         82        1,563       (2,572)
       Other, net                                            517          698       (2,150)
                                                       ---------    ---------    ---------

Net cash provided by operating activities                 44,032      100,221      121,348
                                                       ---------    ---------    ---------

Cash flows from investing activities:
    Investment in oil and gas properties(1)             (163,396)    (211,228)    (267,133)
    Proceeds from the sale of oil and gas properties       6,962        4,940       16,634
    Proceeds from the sale of pipeline assets                 --       27,907           --
    Investment in other property, plant and
       equipment                                          (2,082)     (15,341)     (10,085)
                                                       ---------    ---------    ---------

Net cash used in investing activities                   (158,516)    (193,722)    (260,584)
                                                       ---------    ---------    ---------

Cash flows from financing activities:
    Proceeds from borrowings                             276,600      156,800      325,636
    Repayments of debt                                  (158,800)    (174,791)    (180,900)
    Issuance of common stock                                 491      112,663          683
    Repurchase of stock warrants                              --           --         (668)
    Tax benefit on stock option exercises                    453        1,072          665
    Purchase of treasury stock                            (1,353)          --         (116)
    Dividends paid                                        (2,347)      (1,962)      (1,388)
    Deferred financing costs and other, net               (4,486)        (579)      (5,422)
                                                       ---------    ---------    ---------

Net cash provided by financing activities                110,558       93,203      138,490
                                                       ---------    ---------    ---------

Decrease in cash and cash equivalents                     (3,926)        (298)        (746)
Cash and cash equivalents at beginning of year             4,802        5,100        5,846
                                                       ---------    ---------    ---------

Cash and cash equivalents at end of year               $     876    $   4,802    $   5,100
                                                       =========    =========    =========

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

                        KCS ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

      KCS Energy, Inc. is an independent oil and gas company engaged in the acquisition, exploration, exploitation and production of natural gas and crude oil.

Basis of Presentation

      The consolidated financial statements include the accounts of KCS Energy, Inc. and its wholly owned subsidiaries ("KCS" or "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain previously reported amounts have been reclassified to conform to current year presentation.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial statements have been prepared assuming the Company will continue as a going concern. As explained in Note 2, there are uncertainties that this will be the case. The financial statements do not include any adjustments that reflect these uncertainties.

Cash Equivalents

      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Futures Contracts

      The Company utilizes oil and natural gas futures contracts and commodity price swaps for the purpose of hedging the risks associated with fluctuating crude oil and natural gas prices and accounts for such contracts in accordance with FASB Statement No. 80 "Accounting for Futures Contracts." These contracts permit settlement by delivery of commodities and, therefore, are not financial instruments as defined by FASB Statement Nos. 107 and 119. Changes in the market value of these transactions are deferred until the gain or loss on the underlying item is recognized. See Note 10 for further discussion of the Company's price risk management activities.

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

      The Company provides for depreciation, depletion and amortization of evaluated costs using the future gross revenue method based on recoverable reserves valued at current prices. Under accounting procedures prescribed by the SEC, capitalized oil and gas property costs are limited to the present value of future net revenues from estimated production of proved oil and gas reserves discounted at 10%, plus the value of unproved properties. To the extent that the capitalized costs exceed the estimated present value of future net revenues at the end of any fiscal quarter, such excess costs are written down with a corresponding charge to income. For the years ended December 31, 1998 and 1997, respectively, the Company recorded $268.5 million and $165.1 million in pretax non-cash ceiling writedowns of its oil and gas properties. See Note 2 to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      Unevaluated properties and associated costs not currently being amortized and included in oil and gas properties were $17.7 million and $21.1 million at December 31, 1998 and 1997, respectively. Such costs relate to projects which were at such dates undergoing exploration or development activities or in which the Company intends to commence such activities in the future. The Company will begin to amortize these costs when proved reserves are established or impairment is determined.

      Depreciation of other property, plant and equipment is provided on a straight-line basis over the useful lives of the assets, except for certain natural gas gathering pipelines which are depreciated based on the estimated lives of the gas wells served. Repairs of all property, plant and equipment and replacements and renewals of minor items of property are charged to expense as incurred.

Income Taxes

      The Company accounts for income taxes in accordance with FASB Statement No. 109 "Accounting for Income Taxes." Deferred income taxes are recorded to reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized.

      For income tax purposes, the Company deducts the difference between market value and exercise price arising from the exercise of stock options. The tax effect of this deduction which, for financial reporting purposes, is accounted for as an increase to additional paid-in capital, amounted to $0.5 million, $1.1 million and $0.7 million in 1998, 1997 and 1996, respectively.

Earnings Per Share

      Basic earnings per share were computed by dividing net income by the weighted average number of common shares outstanding during the year as required by FASB Statement No. 128 "Earnings per Share". Diluted earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding plus the incremental shares that would have been outstanding assuming the exercise of stock options and stock warrants as applicable. A reconciliation of shares used for basic earnings per share and those used for diluted earnings per share is as follows:

                                                Year Ended December 31,
                                         --------------------------------------
                                           1998          1997          1996
                                         ----------    ----------    ----------
                                                (amounts in thousands)
Average common stock outstanding            29,428        28,856        23,114
Common stock equivalents                       248           515           453
                                         ----------    ----------    ----------

Average common stock and common
    stock equivalents outstanding           29,676        29,371        23,567
                                         ==========    ==========    ==========

      Common stock equivalents are not applicable for 1998 and 1997 earnings per share as they would be anti-dilutive.

Segment Reporting

      In June 1997, SFAS 131 "Disclosures about Segments of an Enterprise and Related Information" was issued. SFAS 131 requires that the Company disclose selected information about operating segments in its annual and interim financial statements, commencing with the fiscal year 1998 financial statements. The Company operates in one reportable segment, as an independent oil and gas company engaged in the acquisition, exploration, exploitation and production of domestic oil and gas properties. The Company's operations are conducted entirely in the United States. No customer accounted for more than 10% of the Company's revenues in 1998 and 1997. In 1996, one customer, Tennessee Gas Pipeline Company accounted for approximately 40% of total revenue.

2. Financial Condition

      During 1998, due to very low prices for natural gas and crude oil and disappointing performance of certain of the Company's Rocky Mountain prospects, the Company incurred significant losses, due primarily to $268.5 million of pretax non-cash ceiling writedowns of its oil and gas assets and a reduction from $113.9 million ($93.9 million of which relates to the 1998 non-cash ceiling test writedowns) to zero in the book value of net deferred tax assets. As a result of these charges, net loss was increased by $288.4 million, or $9.80 per share. Also as a result of these adjustments, the Company has negative stockholders' equity of $154.2 million as of December 31, 1998 and has violated certain bank debt covenants in its revolving bank credit agreements. As a consequence, the Company cannot borrow under the revolving credit facilities. In addition, the Company's independent public accountants issued a modified report with respect to the ability of the Company to continue as a going concern which also constitutes a default under the revolving bank credit agreements. The lenders have not declared the principal balance immediately due and payable as a result of this default, but have the right to do so at any time. Should this occur, (i) the Company would be unable to pay the amount due in cash, although the Company believes the lenders to be fully secured; and (ii) the holders of the Company's senior notes and senior subordinated notes would have the right to declare the principal amount of the notes ($275 million) immediately due and payable. The Company has requested a waiver of the defaults from the banks. However, there can be no assurance that a waiver will be granted, or for what period of time. Absent any acceleration of the principal balance payment date, the Company believes its cash flow and proceeds from asset sales should be sufficient to pay its obligations as they are due, and to conduct its reduced capital expenditure program. As a result of the above factors, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustment relating to the recoverability and classification of the asset carrying amounts or the amounts and classifications of liabilities that might result should the Company be unable to continue as a going concern. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources and Notes 1 and 7.

      To improve its financial situation, the Company has implemented or intends to implement the following: 1) Reduce planned 1999 capital expenditures; 2) Negotiate property sales, which are expected to raise cash proceeds of approximately $25 million in 1999; 3) Reduce the Company's Rocky Mountain region workforce by approximately 60%; 4) Close the Company's New Jersey corporate office effective May 1, 1999 and transfer all functions to its Houston, Texas facility, and 5) Implement a salary freeze for senior management. The Company has engaged a financial advisor to explore strategic alternatives for financing its activities going forward. The Company also is considering the formation of partnerships with third-party investors to fund the VPP Program.

      The Company believes that its cost and capital reduction initiatives, cash flow from operations and proceeds from asset sales will be sufficient to meet its short-term interest obligations and operating requirements. There can be no assurance that, given the Company's limited capital resources, it can continue to maintain its current production levels through oil and gas reserve replacement.

3. Discontinued Operations

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

      The summarized results of these operations for the years ended 1997 and 1996 is as follows: revenue of $22.0 million and $274.3 million in 1997 and 1996, respectively, and net loss from operations of $0.1 million and $1.8 million in 1997 and 1996, respectively. By December 31, 1997, all assets of the discontinued operations were disposed of.

      Discontinued operations have not been segregated in the Statements of Consolidated Cash Flows and, therefore, amounts for certain captions will not agree with the respective Statements of Consolidated Operations and Consolidated Balance Sheets.

4. Medallion Acquisition

      As of December 31, 1996, the Company completed the arrangements for the acquisition of all of the outstanding stock of InterCoast Oil and Gas Company (formerly Medallion Production Company), GED Energy Services, Inc. and InterCoast Gas Services Company (collectively referred to as Medallion), indirect wholly owned subsidiaries of MidAmerican Energy Holdings Company ("MidAmerican"), for a purchase price of approximately $199.1 million, consisting of a cash payment of $194.1 million and warrants to purchase 870,000 shares of

Common Stock at an exercise price of $22.50 per share and a four-year term (the "Medallion Acquisition").

      Medallion's principal assets as of December 31, 1996, were proved oil and gas reserves of 187.5 Bcfe consisting of 140.3 Bcf of natural gas and 7.9 MMbbls of oil and liquids. The Company also acquired a natural gas gathering system as well as oil and gas equipment and supplies. The Medallion Acquisition doubled the Company's reserve and production base at December 31, 1996.

      The Medallion Acquisition was accounted for using the purchase method. The results of operations for the acquired entity are included in the Company's consolidated results of operations from the date of acquisition. Pro forma revenue, net income and basic earnings per share giving effect to the Medallion Acquisition for the year ended December 31, 1996, as if the transaction had occurred on January 1, 1996, is $180.1 million, $35.1 million and $1.21, respectively. Such unaudited pro forma financial data does not purport to be indicative of the results of operations that would actually have occurred if the transaction had occurred as presented or that may be obtained in the future.

5. Retirement Benefit Plans

      The Company sponsors a Savings and Investment Plan ("Savings Plan") under
Section 401(k) of the Internal Revenue Code. Eligible employees may contribute up to 16% of their base salary to the Savings Plan subject to certain IRS limitations. The Company may make matching contributions, which have been set by the Board of Directors at 50% of the employee's contribution (up to 6% of the employee's annual base salary). The Savings Plan also contains a profit-sharing component whereby the Board of Directors may declare annual discretionary profit-sharing contributions. Profit-sharing contributions are allocated to eligible employees based upon their pro-rata share of total eligible compensation. Employee and profit-sharing contributions are invested at the direction of the employee in one or more funds or can be directed to purchase common stock of the Company at fair market value. Company matching contributions are invested in shares of KCS common stock. Eligible employees vest in both the Company matching and discretionary profit-sharing contributions over a four-year period based upon their years of service with the Company. Company contributions to the Savings Plan were $393,851 in 1998, $420,090 in 1997 and $102,455 in
1996.

6. Stock Option and Incentive Plans

      Under the 1992 Stock Plan, stock options, stock appreciation rights and restricted stock may be granted to employees of KCS. The 1992 Stock Plan also provides that bonus stock may be granted to employees.

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

      Restricted shares awarded under the 1992 Stock Plan have a fixed restriction period during which ownership of the shares cannot be transferred and the shares are subject to forfeiture if employment terminates. Restricted stock has the same dividend and voting rights as other common stock and is considered to be currently issued and outstanding. The cost of the awards, determined as the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse. Restricted stock totaling 83,550 shares was outstanding under the 1992 Stock plan and the 1994 Directors' Stock Plan at December 31, 1998.

      At December 31, 1998, a total of 121,002 shares were available for future grants under the 1992 Stock Plan and the 1994 Directors' Stock Plan.

      Under the 1988 KCS Energy, Inc. Employee Stock Purchase Program (the "Program"), all eligible employees and directors may purchase full shares from the Company at a price per share equal to 90% of the market value determined by the closing price on the date of purchase. The minimum purchase is 25 shares. The maximum annual purchase is the number of shares costing no more than 10% of the eligible employee's annual base salary, and for directors, 6,000 shares. The number of shares issued in connection with the Program was 44,661, 14,520 and 15,326 during 1998, 1997 and 1996, respectively. At December 31, 1998, there were 812,883 shares available for issuance under the Program.

      As permitted under FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") the Company has elected to continue to account for stock-based compensation under the provisions of APB Opinion No. 25. Had compensation cost for the following plans been determined consistent with SFAS 123, the impact on the Company's net income (loss) would have been $2.3 million in 1998, $0.7 million in 1997 and $0.1 million in 1996. The impact on basic and diluted loss per share would have been $0.08 in 1998 and $0.02 in 1997. There would have been no effect on earnings per share in 1996.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: risk-free interest rates of 5.17%, 6.39% and 6.52%; expected dividend yield of 0.00%, 0.46% and 0.33%; expected lives of 4.0 years, 5.6 years and 5.1 years; expected stock price volatility of 70.0%, 50.1% and 30.0%.

     As required under SFAS 123, a summary of the status of the stock options under the 1992 Stock Plan and the 1994 Directors' Stock Plan at December 31, 1998, 1997 and 1996 and changes during the years then ended is presented in the table and narrative below:

                                              1998                             1997                             1996
                                  ------------------------------   ------------------------------   ------------------------------
                                                Weighted Average                 Weighted Average                 Weighted Average
                                    Shares      Exercise Price       Shares       Exercise Price      Shares       Exercise Price
                                  ----------    ----------------   ----------    ----------------   ----------    ----------------

Outstanding at beginning of year   1,063,800         $ 7.76         1,059,150         $ 5.46         1,265,600         $ 4.95
Granted                              899,300          12.57           349,400          16.82            12,000          11.44
Exercised                           (123,320)          1.48          (236,250)          8.04          (183,000)          1.81
Forfeited                           (119,550)         12.86          (108,500)         13.83           (35,450)          7.85
                                  ----------         ------        ----------         ------        ----------         ------

Outstanding at end of year         1,720,230          10.37         1,063,800           7.76         1,059,150           5.46
                                  ----------         ------        ----------         ------        ----------         ------

Exercisable at end of year           645,530         $ 5.93           697,300         $ 4.58           779,812         $ 4.68
                                  ----------         ------        ----------         ------        ----------         ------
Weighted average fair value of
  options granted                                    $ 7.14                           $ 8.79                           $ 4.36
                                                     ======                           ======                           ======

      The following table summarizes information about stock options outstanding at December 31, 1998:

                           Number              Weighted Average          Weighted              Number              Weighted
    Range of           Outstanding at             Remaining              Average           Exercisable at          Average
Exercise Prices       December 31, 1998        Contractual Life       Exercise Price     December 31, 1998      Exercise Price
---------------       -----------------        ----------------       --------------     -----------------      --------------
  $0.92 - $3.12               240,000                     2.42              $ 0.94               240,000               $ 0.94
    3.13 - 4.68                60,000                     3.92                3.13                60,000                 3.13
    4.69 - 7.01               445,000                     9.08                5.66                75,000                 6.50
   7.02 - 10.52               105,000                     5.94                7.33               105,000                 7.33
  10.53 - 18.81               870,230                     8.41               16.26               165,530                13.05
---------------       -----------------        ----------------       --------------     -----------------      --------------
 $0.92 - $18.81             1,720,230                     5.50             $ 10.37               645,530               $ 5.93
===============       =================        ================       ==============     =================      ==============

Debt

Debt consists of the following:

                                                                December 31,
                                                          ----------------------
                                                            1998          1997
                                                          --------      --------
                                                          (dollars in thousands)
11% Senior Notes Due 2003                                 $149,635      $149,545
8 7/8% Senior Subordinated Notes due 2008                  125,000            --
Revolving Credit Agreement(1)                               80,000        68,400
Credit Facility(1)                                          55,700        74,500
                                                          --------      --------
                                                           410,335       292,445
Less Short-term debt                                       135,700            --
                                                          --------      --------
                                                          $274,635      $292,445
                                                          ========      ========

(1) Amounts have been reclassified to short-term debt due to the Company being in default under the bank credit facilities as described herein.

Subordinated Notes

      On January 15, 1998, KCS Energy, Inc. (the "Parent") completed a public offering of $125 million senior subordinated notes at an interest rate of 8.875% due January 15, 2008 (the "Subordinated Notes"). The Subordinated Notes are noncallable for five years and are unsecured subordinated obligations of the Parent. Prior to

January 15, 2001, the Parent may use proceeds from a public equity offering to redeem up to 33-1/3% of the Subordinated Notes. The subsidiaries of the Parent have guaranteed the Subordinated Notes on an unsecured subordinated basis. The net proceeds of approximately $121 million were used to reduce outstanding indebtedness under the credit agreements discussed below.

      The Subordinated Notes contain certain restrictive covenants which, among other things, limit the Company's ability to incur additional indebtedness, require the repurchase of the Subordinated Notes upon a change of control and restrict the aggregate cash dividends paid to 50% of the Company's cumulative net income, as defined in the indenture covering the Subordinated Notes, during the period beginning October 1, 1997. A ceiling writedown is not a charge against net income as defined in the indenture. As of December 31, 1998, these covenants prohibit the Company from paying dividends and incurring additional Indebtedness (as defined in the indenture), except for Permitted Indebtedness (also as defined in the indenture). Should the lenders under the Company's revolving bank credit facilities declare the principal balance thereunder immediately due and payable, this would constitute a default under the terms of the Subordinated Notes. In that case, the holders of the Subordinated Notes could have the right to declare the entire principal balance thereof immediately due and payable.

Senior Notes

      KCS Energy, Inc. has outstanding $150 million principal amount of 11% senior notes due 2003 issued pursuant to an indenture governing the senior notes dated January 25, 1996 (the "Senior Notes"). The Senior Notes mature on January 15, 2003 and bear interest at the rate of 11% per annum. The Senior Notes are redeemable at the option of the Parent, in whole or in part, commencing January 15, 2000, at predetermined redemption prices set forth within the Senior Notes indenture. The subsidiaries of the Parent have guaranteed the Senior Notes on a senior unsecured basis.

      The Senior Notes contain certain restrictive covenants which, among other things, limit the Company's ability to incur additional indebtedness, require the repurchase of the Senior Notes upon a change of control and restrict the aggregate cash dividends paid to 50% of the Company's cumulative net income, as defined in the indenture covering the Senior Notes, during the period beginning October 1, 1995. A ceiling writedown is not a charge against net income as defined in the indenture. As of December 31, 1998, these covenants prohibit the Company from paying dividends and incurring additional Indebtedness (as defined in the indenture), except for Permitted Indebtedness (also as defined in the indenture). Should the lenders under the Company's revolving bank credit facilities declare the principal balance thereunder immediately due and payable, this would constitute a default under the terms of the Senior Notes. In that case, the holders of the Senior Notes could have the right to declare the entire principal balance thereof immediately due and payable.

Revolving Credit Agreement

      Simultaneous with the consummation of the Medallion Acquisition, the Company entered into a revolving credit agreement ("Revolving Credit Agreement") with a group of banks which will mature on September 30, 2000. The Revolving Credit Agreement is used for general corporate purposes, including working capital and to support the Company's capital expenditure program. As of December 31, 1998, the Revolving Credit Agreement had a borrowing base of $90 million. The borrowing base is reviewed at least semiannually and may be adjusted based on the lenders' valuation of the borrowers' oil and gas reserves and other factors. The borrowing base is currently under review based upon a reserve report as of December 31, 1998. The obligations under the Revolving Credit Agreement are secured by substantially all of the oil and gas reserves acquired in the Medallion Acquisition, a pledge of the Medallion entities' common stock and certain VPP assets.

      The Revolving Credit Agreement permits the borrowers under this facility to choose interest rate options based on the bank's prime rate or LIBOR and from maturities ranging up to twelve months. The applicable spread is based on the percentage of the borrowing base that is outstanding. A commitment fee ranging between 0.375% and 0.50% is paid on the unused portion of the borrowing base. The weighted average effective interest rate during 1998 was 7.63%. As of December 31, 1998, the weighted average interest rate under the Revolving Credit Agreement was 7.5% and $80.0 million was outstanding. As of December 31, 1997, the weighted average interest rate under the Revolving Credit Agreement was 7.4% and $68.4 million was outstanding. The Company has violated certain covenants of the Revolving Credit Agreement. Due to these violations and the resultant contractual rights of the lenders to declare the principal balance due and payable, the Company has classified these obligations as current. See Note 2.

Credit Facility

      The Company's revolving credit facility ("Credit Facility"), which matures on September 30, 2000, is used for general corporate purposes, including working capital and to support the Company's capital expenditure program. On December 31, 1998, the borrowing base, or actual availability under the Credit Facility, was $75 million. The borrowing base is reviewed at least semiannually and may be adjusted based on the lenders' valuation of the borrowers' oil and gas reserves and other factors. The borrowing base is currently under review based upon a reserve report as of December 31, 1998. Substantially all of the Company's oil and gas reserves (excluding those pledged under the Revolving Credit Agreement) have been pledged to secure the Credit Facility.

      The Credit Facility permits the borrowers to choose interest rate options based on the bank's prime rate or LIBOR and from maturities ranging up to twelve months. The applicable spread is based on the percentage of the borrowing base that is outstanding. A commitment fee ranging between 0.375% and 0.50% is paid on the unused portion of the borrowing base. The weighted average effective interest rate during 1998 was 7.27%. As of December 31, 1998, the weighted average interest rate under the Credit Facility was 7.67% and $55.7 million was outstanding. As of December 31, 1997, the weighted average interest rate under the Credit Facility was 7.0% and $74.5 million was outstanding. The Company has violated certain covenants of the Credit Facility. Due to these violations and the resultant contractual rights of the lenders to declare the principal balance due and payable, the Company has classified these obligations as current. See Note 2.

Other Information

     The fair value of the Company's Senior Notes and Subordinated Notes at December 31, 1998 were $132.0 million and $68.8 million, respectively. These values were estimated based upon the December 31, 1998 quoted market price of $88.00 for the Senior Notes and $55.00 for the Subordinated Notes. Subsequent to year end, the Senior Notes and the Subordinated Notes have traded as low as $67.00 and $25.00, respectively. The estimated fair value of the Company's Senior Notes at December 31, 1997 was $165 million based upon the quoted market price of $110.00 at such date. The carrying amount of the remaining debt at year-end 1998 and 1997 approximates fair value.

      The scheduled maturities of the Company's debt during the next five years is as follows: 1999 $-0- million, 2000 $135.7 million, 2001 $-0- million, 2002
$-0- million and 2003 $150 million. Interest payments were $30.0 million in 1998, $22.5 million in 1997 and $10.9 million in 1996.

8. Leases

      Future minimum lease payments under non-cancelable operating leases are as follows: $0.7 million in 1999, $0.6 million in 2000, $0.6 million in 2001, $0.5 million in 2002 and $0.3 million in 2003. Lease payments charged to operating expenses amounted to $0.8 million, $0.8 million and $0.6 million during 1998, 1997 and 1996, respectively.

9. Income Taxes

        Federal and state income tax provision (benefit) includes the following components:

                                                              For the Year Ended December 31,
                                                            -----------------------------------
                                                               1998         1997         1996
                                                            ---------    ---------    ---------
                                                                  (dollars in thousands)
Current (benefit) provision                                 $  (3,248)   $      --    $   3,800
Deferred provision (benefit), net                              19,702      (52,406)       7,028
                                                            ---------    ---------    ---------

Federal income tax expense (benefit)                           16,454      (52,406)      10,828
State income tax benefit (provision) (deferred
    provision $750 in 1998, $300 in 1997, and
    $578 in 1996)                                                (455)         351        1,852
                                                            ---------    ---------    ---------

                                                            $  15,999    $ (52,055)   $  12,680
                                                            =========    =========    =========

Reconciliation of federal income tax expense (benefit)
    at statutory rate to provision for income taxes:
Income (loss) before income taxes                           $(280,521)   $(149,440)   $  34,397
                                                            ---------    ---------    ---------

Tax provision (benefit) at 35% statutory rate                 (98,183)     (52,304)      12,039
State income tax, net of federal income tax benefit (296)         228        1,204
Statutory depletion                                               (20)         (23)        (475)
Reversal of prior year Section 29 credits                         529           --           --
Valuation allowance                                           113,944           --           --
Other, net                                                         25           44          (88)
                                                            ---------    ---------    ---------

                                                            $  15,999    $ (52,055)   $  12,680
                                                            =========    =========    =========

      The primary differences giving rise to the Company's net deferred tax assets are as follows:

                                                       December 31, 1998
                                                      -------------------
                                                             Assets
                                                      --------------------
                                                     (dollars in thousands)
Income tax effects of:
    Ceiling test writedowns and other property
    related items                                           $ 42,979
    Alternative minimum tax credit carry forwards              2,776
    Net operating loss carry forward                          68,189
    Valuation allowance                                     (113,944)
                                                            --------
                                                            $     --
                                                            ========

      Income tax payments were $0.3 million in 1998, $0.5 million in 1997 and $5.6 million in 1996. Also, in 1998, the Company received a federal income tax refund of $3.2 million.

      Historically, the Company has recorded tax benefits relating to its pretax book losses even though it has been in a net operating loss carryforward position for federal income purposes. SFAS 109 allows for such tax benefits to be recorded as deferred tax assets if management believes that it is "more likely than not" that these assets will be realized through the generation of future taxable income. Due to the significant losses recorded in 1998 and the uncertainty of future oil and natural gas commodity prices, management has concluded that a valuation allowance against net deferred tax assets is required in accordance with SFAS 109. In making its assessment, management considered several factors, including uncertainty of the Company's ability to generate sufficient income in order to realize its future tax benefits. Accordingly, the Company has recorded a valuation allowance of $113.9 million as of December 31, 1998. The valuation allowance will be monitored for potential adjustments as future events so indicate.

     Deferred tax assets relate primarily to the Company's pre-tax book losses, the net operating loss and alternative minimum tax credit carryforwards. At December 31, 1998, the Company had tax net operating losses ("NOLs") of approximately $194.8 million available to offset future taxable income of which approximately $14.5 million will expire in 2011, $82.6 million will expire in 2012 and $97.7 million in 2018.

10. Financial Instruments

      The Company has entered into swaps, futures contracts and options to manage risks associated with fluctuations in the price of its natural gas and oil production.

      Commodity Price Swaps. Commodity price swap agreements require the Company to make payments to (or entitle it to receive payments from) the counterparties based upon the differential between a specified fixed and variable price. The Company accounts for these transactions on a settlement basis and, accordingly, gains or losses are included in gas revenue in the period in which the underlying natural gas is produced. These agreements do not impose cash margin requirements on the Company. At December 31, 1998, the Company was party to commodity price swap agreements covering approximately 12.6 million MMBtu, 3.5 million MMBtu and 10.4 million MMBtu of natural gas production for the years 1999, 2000 and for the period 2001 through 2005, respectively. Deferred gains, net of deferred losses, were 1.8 million at December 31, 1998.

      Futures and Options Contracts. Natural gas futures contracts require the Company to buy or sell natural gas at a fixed price. The Company uses futures to hedge price risk on a portion of its gas production and to manage profit margins on offsetting fixed-price purchase or sale commitments for physical quantities of natural gas. Futures contracts mandate initial margin requirements. The Company maintains such margin accounts and funds in cash any daily settlement requirements relating to futures contracts. Natural gas options used to hedge price risk provide only the right, not the requirement, to buy or sell natural gas at a fixed price. The Company uses options to limit overall price risk exposure.

      At December 31, 1998, the Company had no open futures contracts. At December 31, 1997, the Company's hedging activities consisted of 219 short contracts at an average price of $2.46 per MMBtu maturing through 1998 covering 2,190 MMBtu of natural gas. Since these contracts qualify as hedges and correlate to market price movements of natural gas, any gains or losses resulting from market changes will be offset by losses or gains on corresponding physical transactions. Deferred gains, net of deferred losses, were $0.5 million at December 31, 1997.

11. Litigation

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

      Initially, there were three Royalty Basis Suits, one in Dallas County, Texas, in which the Company is a co-plaintiff and two subsequently filed suits in Zapata County, Texas, in which the Company is a co-defendant (the "Las Blancas Suit" and the "Gonzalez Suit"). The Dallas suit was subsequently split into four separate lawsuits, based on issues concerning 1) the dedicated acreage in the Guerra "A" and Guerra "B" Units (the "Los Santos Suit"), 2) the non-dedicated acreage in those Units (the "Collins Suit"), in which the Company has no interests, 3) the Jesus Yzaguirre Unit, which consists entirely of dedicated acreage owned only by the Company (the "Jesus Yzaguirre Suit"), and
4) the overriding royalty interest in the dedicated acreage (the "Matthews
Suit").

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

      The Los Santos Suit and the Jesus Yzaguirre Suit have resulted in separate summary judgments in favor of the Company's position that royalty payments based upon the spot market price are all that is required to be paid under the leases and granting dismissal of the royalty owners counterclaims and affirmative defenses. In early 1997, the summary judgment in the Los Santos Suit was appealed to the Fifth Court of Appeals in Dallas by the royalty holders, who requested oral argument on 11 points of error. These points of error concern the granting of summary judgment against them on issues of lease provisions on market value royalties and on their counterclaims and affirmative defenses of fraud, negligent misrepresentations, conspiracy and estoppel; for denial of their efforts to supplement summary judgment evidence; for denial of efforts to transfer venue to Zapata County; for failure to abate the Dallas lawsuit in favor of the two suits filed later by them in Zapata County; and for the entry of final judgment in favor of the Company and its co-plaintiffs. Supplemental briefs to present recent Texas Supreme Court decisions relevant to the appeal were filed with the Fifth Court of Appeals by the Company and its co-plaintiffs on December 18, 1998, and responded to by Appellants on January 6, 1999. On January 12, 1999, oral argument was held. This matter is now fully submitted to and before the Fifth Court of Appeals for decision.

      In the Jesus Yzaguirre Suit, certain of the royalty owners counterclaimed against the Company, asserting that the largest lease contained therein had terminated in December 1975, and that they were entitled to the Tennessee Gas Contract price because of the execution of certain division orders in 1992 that allegedly varied the market value royalty provision of their lease. On May 30, 1997, the Company and these royalty owners reached a settlement of the lease termination claims, and on June 2, 1997, this issue was dismissed from the Jesus Yzaguirre Suit. On June 17, 1997, the Company and the royalty owners moved for summary judgment on the issue of the effect of division orders. The trial judge granted the Company's motion and denied the competing motion on August 12, 1997. On October 29, 1997, a final judgment was signed, and on November 19, 1997, the royalty owners gave notice of their appeal to the Fifth Court of Appeals in Dallas, Texas. The appellate record has been filed and the royalty owners' brief was filed with the Fifth Court of Appeals on March 18, 1998. The Company filed its brief in response on April 16, 1998. The parties have requested oral argument on the Appellants' issues that it was an error for the trial court to grant summary judgment for the Company on the unambiguous lease provisions requiring the Company to pay market-value royalties and against them on their contention that the implied duty to market required the Company to pay royalties based upon the higher contract price; to grant summary judgment to the Company that the 1992 division orders did not override the express royalty provisions of their leases under Texas law; to grant summary judgment declaring that their counterclaims and affirmative defenses of fraud, negligent misrepresentations, conspiracy and estoppel, as well as allegations of oral promises and a course of conduct by the Company, did not change the unambiguous terms of the written leases; to exclude Appellants' expert witness testimony on "market value" as being inadmissable; to deny Appellants' efforts to transfer venue from Dallas County to Zapata County; and to refuse to abate this suit in favor of Appellants' later-filed suit against the Company in Zapata County. No date for oral argument of this cause has been given to the parties.

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

      The aggregate amount at issue in the Los Santos and Jesus Yzaguirre Suits, apart from certain tort counterclaims and affirmative defenses alleged by the landowner royalty holders, is a function of the quantity of natural gas for which Tennessee Gas paid at the contract price. As of January 1, 1997 (the date of the termination of the Tennessee Gas Contract) the amount of natural gas taken by Tennessee Gas attributable to the royalty interests involved in the Royalty Basis Suits was approximately 3.8 Bcf for which royalties have been paid by the Company at the average price of approximately $1.63 per Mcf, net of severance tax, compared to the average Tennessee Gas Contract price of approximately $7.60 per Mcf, net of severance tax. Consequently, if the Company loses in its litigation with these royalty interest owners on these claims, the Company faces a maximum liability in the Royalty Basis Suits of approximately $22.7 million, plus interest thereon.

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

12. Quarterly Financial Data (unaudited)

                                                                         Quarters
                                                   --------------------------------------------------
                                                     First      Second (A)      Third       Fourth (B)
                                                   ---------    ----------    ----------    ---------
                                                       (dollars in thousands, except per share data)
1998
    Revenue                                        $  31,309    $   33,663    $   32,277    $  32,203
    Operating income (loss)                            7,556       (51,158)        4,801     (205,860)
    Loss from continuing operations                     (140)      (38,877)       (3,581)    (253,922)
    Discontinued operations                               --            --            --           --
    Net loss                                       $    (140)   $  (38,877)   $   (3,581)   $(253,922)
    Basic loss per common share:
       Continuing operations                       $      --    $    (1.32)   $    (0.12)   $   (8.68)
       Discontinued operations                            --            --            --           --
                                                   ---------    ----------    ----------    ---------

    Basic loss per common share                    $      --    $    (1.32)   $    (0.12)   $   (8.68)
                                                   =========    ==========    ==========    =========

    Diluted loss per common share:
       Continuing operations                       $      --    $    (1.32)   $    (0.12)   $   (8.68)
       Discontinued operations                            --            --            --           --
                                                   ---------    ----------    ----------    ---------

    Diluted loss per common share                  $      --    $    (1.32)   $    (0.12)   $   (8.68)
                                                   =========    ==========    ==========    =========

                                                                         Quarters
                                                   --------------------------------------------------
                                                     First        Second         Third    Fourth (C)
                                                   ---------    ----------    ----------    ---------
1997
    Revenue                                        $  39,879    $   32,551    $   31,668    $  39,591
    Operating income (loss)                           13,717         8,025         7,744     (157,519)
    Income (loss) from continuing operations           5,405         2,292         1,579     (106,661)
    Income (loss) from discontinued operations         5,389            --            --          (87)
    Net income (loss)                              $  10,794    $    2,292    $    1,579    $(106,748)
    Basic earnings (loss) per common share:
       Continuing operations                       $    0.20    $     0.08    $     0.05    $   (3.63)
       Discontinued operations                          0.19            --            --           --
                                                   ---------    ----------    ----------    ---------

    Basic earnings (loss) per common share         $    0.39    $     0.08    $     0.05    $   (3.63)
                                                   =========    ==========    ==========    =========

    Diluted earnings (loss) per common share:
       Continuing operations                       $    0.20    $     0.08    $     0.05    $   (3.63)
       Discontinued operations                          0.19            --            --           --
                                                   ---------    ----------    ----------    ---------

    Diluted earnings (loss) per common share       $    0.39    $     0.08    $     0.05    $   (3.63)
                                                   =========    ==========    ==========    =========

(A) Includes a $57.6 million pretax, $37.5 million after tax, or $1.27 per share non-cash ceiling writedown of oil and gas assets.

(B) Includes a $210.8 million pretax, $137.0 million after tax, non-cash ceiling writedown and a $113.9 million non-cash tax valuation allowance aggregating $8.58 per share.

(C) Includes a $165.1 million pretax, $107.3 million after tax, or $3.65 per share non-cash ceiling writedown of oil and gas assets.

      The total of the earnings per share for the quarters does not equal the earnings per share elsewhere in the Consolidated Financial Statements as a result of the change in the number of shares outstanding during the applicable periods.

13. Oil and Gas Producing Operations

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

      Except where otherwise provided by contractual agreement, future cash inflows are estimated using year-end prices. Oil and gas prices at December 31, 1998 are not necessarily reflective of the prices the Company expects to receive in the future. Other than gas sold under contractual arrangements including swaps, futures contracts and options, gas prices were $2.15, $2.50 and $3.54 at December 31, 1998, 1997 and 1996, respectively, and oil prices were $8.57, $15.15 and $22.45 at December 31, 1998, 1997 and 1996, respectively.

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

Production Revenues and Costs

      Information with respect to production revenues and costs related to oil and gas producing activities is as follows:

                                                     For the Year Ended December 31,
                                                  -----------------------------------
                                                       1998         1997         1996
                                                  ---------    ---------    ---------
                                                         (dollars in thousands)
Revenue                                           $ 123,491    $ 137,837    $ 107,959
Production (lifting) costs                           34,430       35,266       11,693
Technical support and other                           7,113        6,978        4,401
Depreciation, depletion and amortization             59,746       58,465       44,565
Writedown of oil and gas properties                 268,468      165,149           --
                                                  ---------    ---------    ---------
       Total expenses                               369,757      265,858       60,659
                                                  ---------    ---------    ---------
Pretax income (loss) from producing activities     (246,266)    (128,021)      47,300
Income tax provision (benefit)                           --      (48,344)      17,381
                                                  ---------    ---------    ---------
Results of oil and gas producing activities
    (excluding corporate overhead and interest)   $(246,266)   $ (79,677)   $  29,919
                                                  =========    =========    =========

Capitalized costs incurred:
    Property acquisition                          $  80,741    $  70,364    $ 198,927
    Exploration                                      15,865       33,440       18,315
    Development                                      66,790      107,424       54,889
                                                  ---------    ---------    ---------
       Total capitalized costs incurred           $ 163,396    $ 211,228    $ 272,131
                                                  =========    =========    =========

Capitalized costs at year-end:
    Proved properties                             $ 913,777    $ 739,551    $ 544,213
    Unproved properties                              17,718       21,080       10,574
                                                  ---------    ---------    ---------
                                                    931,495      760,631      554,787
Less accumulated depreciation, depletion and
    amortization                                   (682,913)    (356,877)    (133,263)
                                                  ---------    ---------    ---------
Net investment in oil and gas properties          $ 248,582    $ 403,754    $ 421,524
                                                  =========    =========    =========

Discounted Future Net Cash Flows (Unaudited)

      The following information relating to discounted future net cash flows has been prepared on the basis of the Company's estimated net proved oil and gas reserves in accordance with FASB Statement No. 69.

Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

                                                             December 31,
                                                     --------------------------

                                                         1998           1997
                                                     -----------    -----------
                                                         (dollars in thousands)
Future cash inflows                                  $   639,062    $ 1,092,271
Future costs:
    Production                                          (183,550)      (371,762)
    Development                                          (40,827)       (66,574)
    Discount - 10% annually                             (120,926)      (243,429)
                                                     -----------    -----------

    Present value of future net revenues                 293,759        410,506
    Future income taxes, discounted at 10%                    --        (35,624)
                                                     -----------    -----------

Standardized measure of discounted future net
 cash flows                                          $   293,759    $   374,882
                                                     ===========    ===========

Changes in Discounted Future Net Cash Flows From Proved Reserve Quantities

                                                        For the Year Ended December 31,
                                                     -----------------------------------
                                                       1998          1997         1996
                                                     ---------    ---------    ---------
                                                            (dollars in thousands)
Balance, beginning of year                           $ 374,882    $ 437,599    $ 231,763
Increases (decreases)
    Sales, net of production costs                     (89,061)    (102,571)     (96,266)
    Net change in prices, net of production costs     (104,375)    (201,580)      50,328
    Discoveries and extensions, net of future
       production and development costs                 40,599      101,004       67,791
    Changes in estimated future development costs       18,774      (18,912)       2,005
    Change due to acquisition of reserves in place      93,200       40,509      292,557
    Development costs incurred during the period        25,291       34,674       10,411
    Revisions of quantity estimates                   (110,677)     (19,160)     (45,003)
    Accretion of discount                               41,049       55,761       29,108
    Net change in income taxes                          35,624       84,390      (60,691)
    Sales of reserves in place                          (5,918)      (2,225)     (11,507)
    Changes in production rates (timing) and other     (25,629)     (34,607)     (32,897)
                                                     ---------    ---------    ---------

    Net increase (decrease)                            (81,123)     (62,717)     205,836
                                                     ---------    ---------    ---------

Balance, end of year                                 $ 293,759    $ 374,882    $ 437,599
                                                     =========    =========    =========

Reserve Information (Unaudited)

      The following information with respect to the Company's 1998 net proved oil and gas reserves are estimates based on reports prepared by KCS and independent petroleum engineers. The reports for the KCS Medallion Resources, Inc.; KCS Mountain Resources, Inc.; KCS Resources, Inc.; and KCS Michigan Resources, Inc. properties, which collectively represent 85.4% of total KCS proved reserves at December 31, 1998, were audited by Netherland, Sewell & Associates, Inc. pursuant to the principles set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserve Information promulgated by the Society of Petroleum Engineers. Proved developed reserves represent only those reserves expected to be recovered through existing wells using equipment currently in place. Proved undeveloped reserves represent proved reserves expected to be recovered from new wells or from existing wells after material recompletion expenditures. All of the Company's reserves are located within the United States.

                                                    1998                    1997                    1996
                                            --------------------    --------------------    --------------------
                                              Gas         Oil         Gas         Oil         Gas         Oil
                                              MMcf        Mbbl        MMcf        Mbbl        MMcf        Mbbl
                                            --------    --------    --------    --------    --------    --------
Proved developed and undeveloped reserves
Balance, beginning of year                   326,168      19,063     268,025      14,631     140,963       7,517
Production                                   (50,070)     (1,746)    (43,700)     (1,824)    (25,581)       (758)
Discoveries, extensions, ect                  38,783       1,413     110,010       6,172      21,998       2,196
Acquisition of reserves in place              50,705         557      23,281         155     157,051       7,245
Sales of reserves in place                    (8,948)       (260)       (698)        (23)     (9,224)       (492)
Revisions of estimates                       (98,948)    (10,334)    (30,750)        (48)    (17,182)     (1,077)
                                            --------    --------    --------    --------    --------    --------

Balance, end of year                         257,690       8,693     326,168      19,063     268,025      14,631
                                            ========    ========    ========    ========    ========    ========

Proved developed reserves
    Balance, beginning of year               234,091      13,008     236,454      12,133     121,987       3,808
                                            --------    --------    --------    --------    --------    --------

    Balance, end of year                     204,327       6,963     234,091      13,008     236,454      12,133
                                            ========    ========    ========    ========    ========    ========

                                    PART III

            Item 10 - Directors and Executive Officers of the Registrant, Item 11 Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management, and Item 13 - Certain Relationships and Related Transactions are incorporated by reference from the Company's definitive proxy statement relating to its 1999 Annual Meeting of Stockholders.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Financial statements, financial statement schedules, and exhibits.

            (1) The following consolidated financial statements of KCS and its subsidiaries are presented in Item 8 of this Form 10-K.

                                                                            Page

           Report of Independent Public Accountants...........................28

           Statements of Consolidated Operations for the years ended
            December 31, 1998, 1997 and 1996..................................29

           Consolidated Balance Sheets at December 31, 1998 and 1997..........30

           Statements of Consolidated Stockholders' (Deficit) Equity for the
            years ended December 31, 1998, 1997 and 1996......................31

           Statements of Consolidated Cash Flows for the years ended
            December 31, 1998, 1997 and 1996..................................32

           Notes to Consolidated Financial Statements....................33 - 47

      (3)   Exhibits

            See "Exhibit Index" located on page 50 of this Form 10-K for a listing of all exhibits filed herein or incorporated by reference to a previously filed registration statement or report with the Securities and Exchange Commission ("SEC").

(b) Reports on Form 8-K.

            There were no reports on Form 8-K filed during the three months ended December 31, 1998.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            KCS ENERGY, INC.
                                        -----------------------
                                              (Registrant)

Date: 3/30/99                       By: /s/ Frederick Dwyer
                                        -----------------------------------
                                            Frederick  Dwyer
                                            Vice President, Controller
                                            and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

      3/30/99                       /s/ James W. Christmas
      -----------                   --------------------------------------------
      Date                              James W. Christmas, President
                                         & Chief Executive Officer and Director

      3/30/99                       /s/ Stewart B. Kean
      -----------                   --------------------------------------------
      Date                              Stewart B. Kean, Chairman and Director

      3/30/99                       /s/ G. Stanton Geary
      -----------                   --------------------------------------------
      Date                              G. Stanton Geary, Director

      3/30/98                       /s/ James E. Murphy
      -----------                   --------------------------------------------
      Date                              James E. Murphy, Director

      3/30/99                       /s/ Robert G. Raynolds
      -----------                   --------------------------------------------
      Date                              Robert G. Raynolds, Director

      3/30/99                       /s/ Joel D. Siegel
      -----------                   --------------------------------------------
      Date                              Joel D. Siegel, Director

      3/30/99                       /s/ Christopher A. Viggiano
      -----------                   --------------------------------------------
      Date                              Christopher A. Viggiano, Director


/s/ Kathryn M. Kinnamon                                   3/30/99
--------------------------------------                    -----------
    Kathryn M. Kinnamon, Vice President,                  Date
     Treasurer
     (Principal Financial Officer)

/s/ Frederick   Dwyer                                     3/30/99
--------------------------------------                    -----------
    Frederick  Dwyer                                      Date
    Vice President, Controller
     and Secretary

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

       ix Stock Purchase Agreement by, between and among KCS Energy, Inc., InterCoast Energy Company, and InterCoast Gas Services Company dated November 14, 1996 filed with the SEC as Exhibit 2.1 to Form 8-K/A on November 15, 1996.

       x First Amended and Restated and Restated Credit Agreement among KCS Resources, Inc., KCS Michigan Resources, Inc., KCS Energy Marketing, Inc., Canadian Imperial Bank of Commerce, New York Agency, as Agent, CIBC Inc., as Collateral Agent, Bank One, Texas, National Association, as Co-Agent and NationsBank of Texas, N.A. as Co-Agent dated December 22, 1998 - filed herewith.

       xi First Amended and Restated Credit Agreement among KCS Medallion Resources, Inc., KCS Energy, Inc., KCS Energy Services, Inc., Medallion Gas Services, Inc., and Canadian Imperial Bank of Commerce, New York Agency, as Agent, CIBC Inc., as Collateral Agent, dated December 22, 1998 - filed herewith.

       xii Ratification, Amendment and Restatement of Guaranty by KCS Energy, Inc. in favor of Canadian Imperial Bank of Commerce, New York Agency, as Agent, dated December 22, 1998 filed as Exhibit 10(x) herewith.

(21)          Subsidiaries of the Registrant - filed herewith.

(23)   i      Consent of Arthur Andersen LLP - filed herewith.

       ii Consent of Netherland, Sewell and Associates, Inc. - filed herewith.

-----------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit.