Form 10-Q
period 1999-03-31
KCS ENERGY INC
filed 1999-05-17
CIK 832820

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

 ---     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

Commission file number 1-11698

                                KCS ENERGY, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                   22-2889587
--------------------------------------------------------------------------------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)

     5555 San Felipe Road, Houston, TX                         77056
--------------------------------------------------------------------------------
 (Address of principal executive offices)                    (Zip Code)

                                 (713) 877-8006
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

             Former Address - 379 Thornall Street, Edison, NJ 08837
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   (1)    X       Yes        (2)            No
                        ------                    --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, $0.01 par value: 29,260,210 shares outstanding as of April 20, 1999.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS


                                                          Three Months Ended
                                                             March 31,
 (Amounts in thousands except                         ------------------------
 per share data)         Unaudited                      1999            1998
 ---------------------------------                    --------        --------

 Oil and gas revenue                                  $ 32,342        $ 29,706
 Other revenue, net                                        663           1,603
                                                      --------        --------
 Total revenue                                          33,005          31,309

 Operating costs and expenses
       Lease operating expenses                          6,981           7,276
       Production taxes                                    765           1,050
       General and administrative expenses               3,208           2,599
       Depreciation, depletion and amortization         14,105          12,828
                                                      --------        --------
 Total operating costs and expenses                     25,059          23,753
                                                      --------        --------
 Operating income                                        7,946           7,556
 Interest and other income, net                             41              98
 Interest expense                                       (9,905)         (7,877)
                                                      --------        --------
 Loss before income taxes                               (1,918)           (223)
 Federal and state income taxes (benefit)                 --               (83)
                                                      --------        --------
 Net loss                                             $ (1,918)       $   (140)
                                                      ========        ========

 Basic loss per share of common stock                 $  (0.07)       $  (0.00)
                                                      ========        ========

 Diluted loss per share of common stock               $  (0.07)       $  (0.00)
                                                      ========        ========

 Average shares outstanding for computation
       of earnings per share
 Basic                                                  29,258          29,441
 Diluted                                                29,258          29,441
                                                      ========        ========


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


(Dollars in thousands except                                March 31,       December 31,
per share data)                     Unaudited                 1999              1998
--------------------------------------------------          ---------       ------------

 Assets
 ------
 Current assets
       Cash and cash equivalents                            $   6,992        $     876
       Trade accounts receivable, net                          26,687           36,548
       Other current assets                                     6,069            5,650
                                                            ---------        ---------
            Current assets                                     39,748           43,074
                                                            ---------        ---------
 Oil and gas properties, full cost method, net                243,738          248,582
 Other property, plant and equipment, net                       7,389            7,910
                                                            ---------        ---------
            Property, plant and equipment, net                251,127          256,492
                                                            ---------        ---------
 Deferred charges and other assets                              8,723            9,312
                                                            ---------        ---------
                                                            $ 299,598        $ 308,878
                                                            =========        =========

 Liabilities and stockholders' equity
 ------------------------------------
 Current liabilities
       Accounts payable                                     $  12,206        $  24,267
       Accrued liabilities                                     15,887           25,584
       Short-term debt                                        150,000          135,700
                                                            ---------        ---------
            Current liabilities                               178,093          185,551
                                                            ---------        ---------
 Deferred credits and other liabilities                         2,957            2,896
                                                            ---------        ---------
 Long-term debt                                               274,657          274,635
                                                            ---------        ---------
 Stockholders' (deficit) equity
       Common stock, par value $0.01 per
            share - authorized 50,000,000
            shares, issued 31,426,306 and
            31,420,231, respectively                              314              314
       Additional paid-in capital                             145,091          145,077
       Retained (deficit) earnings                           (296,773)        (294,854)
       Less treasury stock, 2,167,096 shares, at cost          (4,741)          (4,741)
                                                            ---------        ---------
            Total stockholders' (deficit) equity             (156,109)        (154,204)
                                                            ---------        ---------
                                                            $ 299,598        $ 308,878
                                                            =========        =========



The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS


                                                                  Three Months Ended
                                                                       March 31,
                                                              --------------------------
(Dollars in thousands)               Unaudited                   1999             1998
------------------------------------------------------        ---------        ---------

 Cash flows from operating activities:
       Net income (loss)                                      $  (1,918)       $    (140)
       Non-cash charges (credits):
           Depreciation, depletion and amortization              14,105           12,828
           Other non-cash charges and credits, net                  593              572
                                                              ---------        ---------
                                                                 12,780           13,260
       Net changes in assets and liabilities:
           Trade accounts receivable                              9,861            4,220
           Accounts payable and accrued liabilities             (21,173)         (18,901)
           Other, net                                                84              496
                                                              ---------        ---------
 Net cash provided by (used in) operating activities              1,552             (925)
                                                              ---------        ---------

 Cash flows from investing activities:
       Investment in oil and gas properties                      (9,228)         (61,577)
       Proceeds from the sale of oil and gas properties             441            4,699
       Other capital expenditures, net                               (6)          (1,043)
                                                              ---------        ---------
 Net cash used in investing activities                           (8,793)         (57,921)
                                                              ---------        ---------

 Cash flows from financing activities:
       Proceeds from debt                                        16,300          183,500
       Repayments of debt                                        (2,000)        (121,400)
       Proceeds from issuance of common stock                        14                3
       Deferred financing costs                                    (372)          (3,544)
       Dividends                                                   (585)            (589)
                                                              ---------        ---------
 Net cash provided by financing activities                       13,357           57,970
                                                              ---------        ---------
 Net increase (decrease) in cash and cash equivalents             6,116             (876)
 Cash and cash equivalents at beginning of period                   876            4,802
                                                              ---------        ---------
 Cash and cash equivalents at end of period                   $   6,992        $   3,926
                                                              =========        =========



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

2. Financial Condition

         During 1998, due to very low prices for natural gas and crude oil and disappointing performance of certain of the Company's Rocky Mountain prospects, the Company incurred significant losses, due primarily to $268.5 million of pretax non-cash ceiling writedowns of its oil and gas assets and a reduction from $113.9 million ($93.9 million of which relates to the 1998 non-cash ceiling test writedowns) to zero in the book value of net deferred tax assets. As a result of these charges, net loss in 1998 was increased by $288.4 million, or $9.80 per share. Also as result of these adjustments, the Company has negative stockholders' equity of $154.2 million as of December 31, 1998 ($156.1 million at March 31, 1999) and is in default of certain covenants in its revolving credit agreements. While the defaults continue, the Company cannot borrow under the credit facilities. In addition, the Company's independent public accountants issued a modified report with respect to the ability of the Company to continue as a going concern, which also constitutes a default under the revolving bank credit agreements. The lenders have notified the Company that it is in default under each of the credit agreements and that the lenders may at any time give notice to the Company that the existence of such defaults constitutes Events of Default. The lenders will then have the right to exercise any and all rights and remedies under the credit agreements including declaring the principal balances immediately due and payable. Should this occur, (i) the Company would be unable to pay the amount due in cash, although the Company believes the lenders to be fully secured; and (ii) the holders of the Company's senior notes and senior subordinated notes would have the right to declare the principal amount of the notes ($275 million) immediately due and payable. The Company is currently negotiating forbearance arrangements which would terminate on June
30, 1999 with respect to each of the credit agreements. The proposed forbearance arrangements would require minimum monthly principal payments and require additional payments of principal based on operating cash flow and upon the sale of any of the Company's oil and gas properties between the time the arrangement is entered into and June 30, 1999. There can be no assurance that these proposed forbearance arrangements will be entered into and even if they are, upon termination of the forbearance arrangements (June 30, 1999), the defaults under the credit agreements shall automatically become events of default. As a result of the above factors, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of the asset carrying amounts or the amounts and classifications of liabilities that might result should the Company be unable to continue as a going concern. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources and Notes 2 and 7 to Consolidated Financial Statements included in the Company's 1998 Annual Report to Stockholders.

                        KCS ENERGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         To improve its financial situation, the Company has: 1) Reduced planned 1999 capital expenditures; 2) Planned property sales, which are expected to raise cash proceeds of approximately $25 million in 1999; 3) Significantly reduced the Company's Rocky Mountain region workforce; 4) Closed the Company's New Jersey corporate office effective May 1, 1999 and transferred all functions to its Houston, Texas facility, and 5) Froze senior management salaries for 1999. In addition, the Company has engaged a financial advisor to explore strategic alternatives for financing its activities going forward. The Company also intends to form partnerships with third-party investors to fund a large portion of the VPP Program. Even if the proposed forbearance agreements discussed above are entered into, there can be no assurances of a continuation of the forbearance agreements after June 30, 1999 or consummation of other financing arrangements that would remove the uncertainties regarding the Company's ability to continue as a going concern.

3. Supplemental cash flow information. The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. Interest payments were $13.8 million and $10.0 million for the three months ended March 31, 1999 and March 31, 1998, respectively. No income tax payments were made during the three months ended March 31, 1999 or March 31, 1998.

4. Basic earnings per share were computed by dividing net income by the average number of common shares outstanding during the quarter as required by FASB Statement No. 128, "Earnings per Share" ("SFAS 128"). Diluted earnings per share have been computed by dividing net income by the average number of common shares outstanding plus the incremental shares that would have been outstanding assuming the exercise of stock options and stock warrants as applicable. A reconciliation of shares used for basic earnings per share and those used for diluted earnings per share is as follows:

                                                           Three Months Ended March 31,
                                                          ------------------------------
                                                            1999                  1998
                                                           ------                ------
                                                              (amounts in thousands)

Average common stock outstanding                           29,258                29,441
Average common stock equivalents                               87                   382
                                                           ------                ------

Average common stock and common
     stock equivalents outstanding                         29,345                29,823
                                                           ------                ------


Common stock equivalents are not applicable for 1999 and 1998 earnings per share as they would be antidilutive.

5. On April 27, 1999, the Fifth Court of Appeals in Dallas upheld summary judgment in favor of the Company in the Los Santos Suit. This was a royalty basis suit. The royalty holders have applied to the court for reconsideration and subsequently may petition the Texas Supreme Court for review. Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         In another legal matter, the Company received a $1.75 million settlement in May 1999 in connection with a lawsuit regarding a severance tax dispute.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         During 1997 and 1998, as a result of very low prices for natural gas and crude oil and, in 1998, disappointing performance of certain prospects in the Rocky Mountain Region, the Company has incurred significant losses due primarily to non-cash ceiling writedowns of its oil and gas assets and the reduction to zero of the book value of net deferred tax assets. As a result of these adjustments, the Company had negative stockholders' equity as of December 31, 1998 and is in default of certain covenants in its revolving credit agreements. See Liquidity and Capital Resources and Notes 2 and 7 to Consolidated Financial Statements in the Company's 1998 Annual Report to Stockholders.

         The following discussion focuses on material changes in results of operations for the three months ended March 31, 1999, compared to the three months ended March 31, 1998, and in financial condition since December 31, 1998. All references in the following discussion related to earnings per share relate to the Company's diluted earnings per share.

Results of Operations

         Net loss for the three months ended March 31, 1999 was $1.9 million, or $0.07 per share, compared to a loss of $0.1 million, or $0.00 per share, for the same period last year. Significantly higher oil and gas production was more than offset by lower oil and gas prices, costs associated with the closing of the New Jersey corporate offices and higher interest costs.

                                             Three Months Ended
                                                 March 31,
                                           ----------------------
                                             1999          1998
                                           --------      --------

Production:
      Oil (Mbbl)                                362           368
      Liquids (Mbbl)                             25            21
      Gas (MMcf)                             14,742        11,325
      Total (MMcfe)                          17,064        13,659

Average Price:
      Oil (per bbl)                        $   9.94      $  13.23
      Liquids (per bbl)                        8.78          8.95
      Gas (per Mcf)                            1.93          2.18
      Total (per Mcfe)                         1.90          2.18

Revenue:
      Oil                                  $  3,594      $  4,875
      Liquids                                   222           186
      Gas                                    28,526        24,645
                                           --------      --------
      Total                                $ 32,342      $ 29,706
                                           --------      --------

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Gas revenue. For the three months ended March 31, 1999, gas revenue increased $3.9 million to $28.5 million. Of this increase, $7.2 million was due to a 30% increase in production, partially offset by an 11% decline in average realized gas prices. Natural gas production during the 1999 quarter included non-recurring production of approximately 2,000 MMcf related to under-deliveries associated with the VPP program during August through October 1998 as a result of storms in the Gulf of Mexico.

         Oil and liquids revenue. For the three months ended March 31, 1999, oil and liquids revenue was $3.8 million, compared to $5.1 million during the 1998 period. Virtually all of this decrease was attributable to lower average realized prices.

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

Other revenue, net

         Other revenue decreased $0.9 million during the first quarter of 1999 compared to the same period in 1998, which included a $1.1 million severance tax refund.

Lease operating expenses

         Lease operating expenses during the three months ended March 31, 1999 decreased 4% to $7.0 million, compared to $7.3 million during the same period last year as a result of cost reduction initiatives taken by the Company.

Production taxes

         Production taxes, which are generally based on a percentage of revenue (excluding VPP revenue), decreased $0.3 million to $0.8 million during the first quarter of 1999, compared to the same period a year ago. This decrease reflects lower oil and gas revenue, due mainly to lower prices, from the Gulf Coast and Mid-Continent regions.

General and administrative expenses

         For the three-month period ended March 31, 1999, general and administrative expenses increased $0.6 million to $3.2 million compared to the same period in 1998 as a result of approximately $0.7 million of non-recurring costs, primarily associated with the closing of the New Jersey corporate office.

Depreciation, depletion and amortization

         The Company provides for depreciation, depletion and amortization ("DD&A") on its oil and gas properties using the future gross revenue method based on recoverable reserves valued at current prices. During the three months ended March 31, 1999, DD&A increased $1.3 million due to higher oil and gas revenue and, to a lesser extent, an increase in the DD&A rate to 42% of oil and gas revenue, compared to a DD&A rate of 41% during the same period a year ago.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest expense

         Interest expense was $9.9 million during the first quarter of 1999, compared to $7.9 million for the same period last year due to higher average borrowings during the 1999 period.

Income taxes

         The Company did not record income tax benefits related to its pretax losses in 1999. Due to significant losses recorded in 1998 and the uncertainty of future oil and natural gas commodity prices, management concluded at year end 1998 that a valuation allowance against net deferred tax assets related to operating loss carryforwards was required in accordance with SFAS 109. This valuation allowance will be monitored for potential adjustments as future events so indicate.

Liquidity and Capital Resources

Financial Covenant Violation and Continuation as a Going Concern

         During 1998, due to very low prices for natural gas and crude oil and disappointing performance of certain of the Company's Rocky Mountain prospects, the Company incurred significant losses, due primarily to $268.5 million of pretax non-cash ceiling writedowns of its oil and gas assets and a reduction from $113.9 million ($93.9 million of which relates to the 1998 non-cash ceiling test writedowns) to zero in the book value of net deferred tax assets. As a result of these charges, net loss for 1998 was increased by $288.4 million, or $9.80 per share. Also as a result of these adjustments, the Company had negative stockholders' equity of $154.2 million as of December 31, 1998 ($156.1 million at March 31, 1999) and is in default of certain covenants in its revolving credit agreements. The Company's budget for development and exploration has been significantly reduced for 1999 due to the drop in oil and natural gas prices, the related substantial reduction in the Company's net worth and the resultant default in the tangible net worth covenants under the Company's revolving credit facilities. While the Company had planned a capital expenditure program of $60-$90 million, such program is likely to be reduced by as much as 50% absent a significant rebound in commodity prices or the sale of assets substantially in excess of currently projected levels. The Company's net worth is less than required under the Company's two revolving bank credit facilities, which is a default under the facilities. The Company's independent public accountants issued a modified report with respect to the ability of the Company to continue as a going concern, which also constitutes a default under the revolving bank credit agreements. While the defaults continue, the Company cannot borrow under the credit facilities. The lenders have notified the Company that it is in default under each of the credit agreements and that the lenders may at any time give notice to the Company that the existence of such defaults constitutes events of default. The lenders will then have the right to exercise any and all rights and remedies under the credit agreements including declaring the principal balances immediately due and payable. Should this occur, (i) the Company would be unable to pay the amount due in cash, although the Company

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

believes the lenders to be fully secured; and (ii) the holders of the Company's senior notes and senior subordinated notes would have the right to declare the principal amount of the notes ($275 million) immediately due and payable. The Company is currently negotiating forbearance arrangements which would terminate on June 30, 1999 with respect to each of the credit agreements. The proposed forbearance arrangements would require minimum monthly principal payments and require additional payments of principal based on operating cash flow and upon the sale of any of the Company's oil and gas properties between the time the arrangement is entered into and June 30, 1999. There can be no assurance that these proposed forbearance arrangements will be entered into and even if they are, upon termination of the forbearance arrangements (June 30, 1999), the defaults under the credit agreements shall automatically become events of default.

         The lenders have also indicated their intention at sometime in the near future to reduce the borrowing base under the revolving bank credit facilities. Any reduction in the borrowing base would necessitate the additional repayment of principal, and these payments would have a negative impact on cash availability. Such required principal payments will place an added burden on cash flow. There are no assurances that the amount of the borrowing base reduction or the terms of repayment acceptable to the lenders will be able to be satisfied from the Company's cash flow. If not, the failure to make the required principal repayments when due will also constitute a default under the revolving bank credit facilities.

         As a result of the above factors, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of the asset carrying amounts or the amounts and classifications of liabilities that might result should the Company be unable to continue as a going concern. The Company's independent public accountants issued a modified report for 1998 with respect to the ability of the Company to continue as a going concern. There can be no assurance that, given the Company's limited capital resources, it can continue to maintain its current production levels through oil and gas reserve replacement.

         To improve its financial situation, the Company has: 1) Reduced planned 1999 capital expenditures; 2) Planned property sales, which are expected to raise cash proceeds of approximately $25 million in 1999; 3) Significantly reduced the Company's Rocky Mountain region workforce; 4) Closed the Company's New Jersey corporate office effective May 1, 1999 and transferred all functions to its Houston, Texas facility, and 5) Froze senior management salaries for 1999. In addition, the Company has engaged a financial advisor to explore strategic alternatives for financing its activities going forward. The Company also intends to form partnerships with third-party investors to fund a large portion of the VPP Program. Even if the proposed forbearance agreements discussed above are entered into, there can be no assurances of a continuation of the forbearance agreements after June 30, 1999 or consummation of other financing arrangements that would remove the uncertainties regarding the Company's ability to continue as a going concern.

Cash flow from operating activities

         Net income adjusted for non-cash charges for the three months ended March 31, 1999 was $12.8 million compared to $13.3 million during the same period in 1998. Net cash provided by operating activities was $1.6 million during the current year three-month period, compared to cash used in operating activities of $0.9 million for the three months ended March 31, 1998. The significant changes in accounts payable and accrued liabilities in both the 1999 and 1998 periods was mainly due to the payment of accrued interest on January 15 of each year. The remainder of changes in working capital was largely related to the timing of cash receipts and payments.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investing activities

         Capital expenditures for the three months ended March 31, 1999 were $9.2 million of which $5.0 million was for development drilling, $2.2 million for the acquisition of proved reserves under the Company's VPP program and $2.0 million for lease acquisitions, seismic surveys and exploratory drilling.

YEAR 2000 ISSUE

         The Year 2000 problem concerns the possible inability of certain information systems, primarily computer software programs, to properly recognize date-sensitive information beginning January 1, 2000 and the related data processing errors and resulting business problems that this may cause. The Company has a Year 2000 program in place to 1) Identify and resolve internal systems issues, and 2) Identify and plan for potential issues with respect to external vendors and customers.

Internal Systems

         The Company's planning for the internal systems aspects of the Year 2000 problem is focused on five areas: 1) Communications Hardware and Software;
2) Information Systems Hardware; 3) Network Operating Systems Software; 4) Back Office Applications and 5) Core Applications.

Communications Hardware and Software

         Communication software upgrades are needed at the Company's Tulsa, Oklahoma office. This software is readily replaceable with Year 2000 ready versions. The Company has plans in place to ensure that these systems are ready by installing those versions available. It is anticipated that related upgrades will be in place by the end of the second quarter of 1999.

Communications Hardware and Software

         Communication software upgrades are needed at the Company's Tulsa, Oklahoma office. This software is readily replaceable with Year 2000 ready versions. The Company has plans in place to ensure that these systems are ready by installing those versions available. It is anticipated that related upgrades will be in place by the end of the second quarter of 1999.

Information Systems Hardware

         Two servers are scheduled for replacement with Year 2000-compliant models. Certain workstation replacements are needed throughout the Company, but these replacements are minimal and readily available. It is anticipated that replacements will be in place by the end of the third quarter of 1999.

Network Operating Systems Software

         The Company presently uses Windows NT4 and Windows 95 operating systems which are not Year 2000 compliant. The Company's plan is to have all workstations on a Windows 2000 system, which is a Year 2000-compliant operating system or, depending on the availability of Windows 2000, will install vendor-provided patches, by the end of the second quarter of 1999 and implementation of Windows 2000 upon release.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Back Office Applications

         The Company's two principal Microsoft desktop productivity applications are not currently Year 2000 compliant but it is anticipated that they will be upgraded with the vendor release due in the second quarter of 1999. Certain server applications such as SMS, SQL Arcserve and Inoculan, which allow the Company to manage data as well as maintain network integrity, are also not compliant but it is anticipated that they will be upgraded to Year 2000 readiness using vendor provided patches by the end of the second quarter of 1999.

Core Applications

         The Company's principal core applications are for reserve engineering and analysis, production reporting and financial and accounting systems. The reserve engineering and production reporting applications are currently not Year 2000 ready, but are in the process of being upgraded to Year 2000-ready versions. It is anticipated that upgrade of the reserve engineering and analysis application will be completed prior to May 31, 1999 and the production reporting system will be upgraded in the second quarter of 1999. The Company is in the process of migrating all of its divisions to a single finance and accounting solution which is Year 2000 compliant. It is anticipated that migration will be completed by the end of the second quarter of 1999.

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

External Vendor and Customer Issues

         The Company also relies on the systems capabilities of various vendors and customers to conduct its business. The Company is presently polling its major vendors and customers to ensure that they will be Year 2000 compliant on a timely basis and to develop contingency plans for any disruption in their services or products that could have a significant adverse impact on the Company's business. These activities are intended to provide a means of managing risk, but cannot eliminate the potential for disruption due to third-party failure.

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

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Based upon the results of the Company's assessment of third-party Year 2000 risks, it is anticipated that appropriate contingency plans will be developed, including the use of manual systems and alternate vendors. The methodology used in the development of the contingency plans, which are expected to be in place by the end of the third quarter of 1999, is largely dependent upon the responses received from the Company's vendors and customers as to their Year 2000 compliance. The Company does not expect these risks to materialize in any significant manner. However, if Year 2000 failures do occur and are not corrected on a timely basis or otherwise mitigated by the Company's contingency plans, they could have a material adverse effect on the results of operations, liquidity and overall financial condition.

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

         These hedging arrangements have the effect of fixing for specified periods the prices the Company will receive for the volumes to which the hedge relates. As a result, while these hedging arrangements are structured to reduce the Company's exposure to decreases in the price associated with the underlying commodity, they also limit the benefit the Company might otherwise have received from any price increases associated with the hedged commodity. In accordance with Item 305 of Regulation S-K, the Company has elected the tabular method to disclose market-risk related to derivative financial instruments as well as other financial instruments.

         The following table sets forth the Company's natural gas hedged position at March 31, 1999. At March 31, 1999 the Company did not have any oil hedges in place. The Company accounts for oil and natural gas futures contracts and commodity price swaps in accordance with FASB Statement No. 80 "Accounting for Futures Contracts".

                  Contract                               Weighted            Unrealized
               Maturity Date           Volume           Avg. Price          Gain (Loss)
              -----------------     -------------     ----------------     ---------------
                                      (MMbtu)          ($ per MMbtu)          ($ 000s)

                          1999
              Second quarter               4,244                2.098               1,569
              Third quarter                3,434                2.151               1,076
              Fourth quarter               2,634                2.169                 188
                                    ------------      ---------------      --------------
                 Total 1999               10,312                2.134               2,833
                          2000             3,800                2.067                (543)
                          2001             3,000                2.055                (465)
                          2002             2,520                2.055                (391)
                    Thereafter             4,840                2.055                (750)


The Company uses fixed and variable rate long-term debt to finance the Company's capital spending program. These debt arrangements expose the Company to market risk related to changes in interest rates. The following table provides information regarding the Company's debt and the related contractual maturities.

                                 Fixed Rate         Weighted Avg.        Variable Rate        Weighted Avg.
                                    Debt            Interest Rate             Debt            Interest Rate
                              -----------------    -----------------    -----------------    -----------------
                                  ($ 000s)                                  ($ 000s)

                     1999        $    --                10.0%             $    --                 7.6%
                     2000             --                10.0%               150,000               7.6%
                     2001             --                10.0%                  --                  --
                     2002             --                10.0%                  --                  --
                     2003          150,000              10.0%                  --                  --
              Thereafter           125,000               8.9%                  --                  --

                          KCS ENERGY, INC. - FORM 10-Q
                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         On April 27, 1999, the Fifth Court of Appeals in Dallas upheld summary judgment in favor of the Company in the Los Santos Suit. This was a royalty basis suit. The royalty holders have applied to the court for reconsideration and subsequently may petition the Texas Supreme Court for review. Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In another legal matter, the Company received a $1.75 million settlement in May 1999 in connection with a lawsuit regarding a severance tax dispute.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits:

                   Exhibit 27 - Financial Data Schedule.

         (b) Reports on Form 8-K.

                   There were no reports on Form 8-K filed during the three months ended March 31, 1999.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          KCS ENERGY, INC.


      May 14, 1999                        /s/ KATHRYN M. KINNAMON
      ------------                        -------------------------------------
                                              Kathryn M. Kinnamon
                                                 Vice President and Treasurer
                                                 (Principal Financial Officer)

      May 14, 1999                        /s/  FREDERICK DWYER
      ------------                        -------------------------------------
                                               Frederick Dwyer
                                                 Vice President, Controller
                                                 and Secretary

                               INDEX TO EXHIBITS




Exhibit
Number                            Description
-------                           -----------

 27              Financial Data Schedule