Form 10-Q
period 1999-06-30
KCS ENERGY INC
filed 1999-08-13
CIK 832820

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                               -------------
                                       OR

 ---     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               -----------     -------------

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

         Common Stock, $0.01 par value: 29,268,310 shares outstanding as of July 30, 1999.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS


                                                    Three Months Ended                  Six Months Ended
(Amounts in thousands except per share data)              June 30,                           June 30,
                                               -----------------------------     -------------------------------
                              Unaudited             1999             1998             1999               1998
                                               ------------     ------------     --------------     ------------
Oil and gas revenue                            $     31,334     $     32,157     $       63,676     $     61,863
Other revenue, net                                    2,021            1,506              2,684            3,109
                                               ------------     ------------     --------------     ------------
Total revenue                                        33,355           33,663             66,360           64,972

Operating costs and expenses
      Lease operating expenses                        6,644            7,642             13,625           14,918
      Production taxes                                  812            1,008              1,577            2,058
      General and administrative expenses             2,422            2,993              5,630            5,592
      Depreciation, depletion and amortization       13,443           15,547             27,548           28,375
      Writedown of oil and gas properties                 -           57,631                  -           57,631
                                               ------------     ------------     --------------     ------------
Total operating costs and expenses                   23,321           84,821             48,380          108,574
                                               ------------     ------------     --------------     ------------
Operating income (loss)                              10,034          (51,158)            17,980          (43,602)
Interest and other income, net                          181              101                222              199
Interest expense                                     (9,996)          (8,925)           (19,901)         (16,802)
                                               ------------     ------------     --------------     ------------
Income (loss) from before income taxes                  219          (59,982)            (1,699)         (60,205)
Federal and state income taxes (benefit)                  -          (21,105)                 -          (21,188)
                                               ------------     ------------     --------------     ------------
Net income (loss)                              $        219     $    (38,877)    $       (1,699)    $    (39,017)
                                               ============     ============     ==============     ============

Basic earnings (loss) per share
      of common stock                          $       0.01     $      (1.32)    $        (0.06)    $      (1.32)
                                               ============     ============     ==============     ============

Weighted average shares outstanding                  29,261           29,480             29,259           29,461
                                               ============     ============     ==============     ============

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                     June 30,                December 31,
(Dollars in thousands)              Unaudited                         1999                        1998
                                                               -----------------           -----------------
Assets
Current assets
      Cash and cash equivalents                                $          15,934           $             876
      Trade accounts receivable, net                                      22,830                      36,548
      Other current assets                                                 8,499                       5,650
                                                               -----------------           -----------------
           Current assets                                                 47,263                      43,074
                                                               -----------------           -----------------
Oil and gas properties, full cost method, net                            222,765                     248,582
Other property, plant and equipment, net                                   6,305                       7,910
                                                               -----------------           -----------------
           Property, plant and equipment, net                            229,070                     256,492
                                                               -----------------           -----------------
Deferred charges and other assets                                          8,603                       9,312
                                                               -----------------           -----------------
                                                               $         284,936           $         308,878
                                                               =================           =================

Liabilities and stockholders' equity
Current liabilities
      Accounts payable                                         $          13,336           $          24,267
      Accrued liabilities                                                 23,270                      25,584
      Bank credit facilities                                             126,711                     135,700
      Senior and subordinated notes                                      274,679                           -
                                                               -----------------           -----------------
           Current liabilities                                           437,996                     185,551
                                                               -----------------           -----------------
Deferred credits and other liabilities                                     2,825                       2,896
                                                               -----------------           -----------------
Senior and subordinated notes                                                  -                     274,635
                                                               -----------------           -----------------
Stockholders' equity
      Common stock, par value $0.01 per
           share - authorized 50,000,000
           shares, issued 31,431,806 and
           31,420,231, respectively                                          314                         314
      Additional paid-in capital                                         145,096                     145,077
      Retained earnings (deficit)                                       (296,554)                   (294,854)
      Less treasury stock, 2,167,096 shares, at cost                      (4,741)                     (4,741)
                                                               -----------------           -----------------
           Total stockholders' equity                                   (155,885)                   (154,204)
                                                               -----------------           -----------------
                                                               $         284,936           $         308,878
                                                               =================           =================

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS


                                                                Six Months Ended
                                                                     June 30,
                                                             ----------------------
(Dollars in thousands)        Unaudited                        1999          1998
                                                             --------      --------
Cash flows from operating activities:
     Net loss                                                $ (1,699)     $(39,017)
     Non-cash charges (credits):
       Depreciation, depletion and amortization                27,548        28,375
       Writedown of oil and gas properties                         --        57,631
       Deferred income taxes                                       --       (21,361)
       Other non-cash charges and credits, net                  1,246         1,046
                                                             --------      --------
                                                               27,095        26,674
     Net changes in assets and liabilities:
       Trade accounts receivable                               13,718        10,188
       Accounts payable and accrued liabilities               (13,245)      (18,037)
       Other, net                                              (2,110)          190
                                                             --------      --------
Net cash provided by operating activities                      25,458        19,015
                                                             --------      --------

Cash flows from investing activities:
     Investment in oil and gas properties                     (21,596)     (117,494)
     Net proceeds from the sale of oil and gas properties      21,432         4,815
     Other capital expenditures, net                                5        (2,101)
                                                             --------      --------
Net cash used in investing activities                            (159)     (114,780)
                                                             --------      --------

Cash flows from financing activities:
     Proceeds from debt                                        16,300       229,100
     Repayments of debt                                       (25,289)     (127,700)
     Proceeds from issuance of common stock                        19           728
     Deferred financing costs                                    (686)       (3,760)
     Other, net                                                  (585)       (1,178)
                                                             --------      --------
Net cash provided by (used in) financing activities           (10,241)       97,190
                                                             --------      --------
Net increase in cash and cash equivalents                      15,058         1,425
Cash and cash equivalents at beginning of period                  876         4,802
                                                             --------      --------
Cash and cash equivalents at end of period                   $ 15,934      $  6,227
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

2. Financial Condition

         During 1998, due to very low prices for natural gas and crude oil and disappointing performance of certain of the Company's Rocky Mountain prospects, the Company incurred significant losses, due primarily to $268.5 million of pretax non-cash ceiling writedowns of its oil and gas assets and a reduction from $113.9 million ($93.9 million of which relates to the 1998 non-cash ceiling test writedowns) to zero in the book value of net deferred tax assets. As a result of these charges, net loss in 1998 was increased by $288.4 million, or $9.80 per share. Also as a result of these adjustments, the Company had negative stockholders' equity of $154.2 million as of December 31, 1998 ($155.9 million at June 30, 1999) and is in default of certain covenants in its revolving bank credit agreements. While the defaults continue, the Company cannot borrow under the credit facilities. In addition, the Company's independent public accountants issued a modified report with respect to the ability of the Company to continue as a going concern, which also constitutes a default under the revolving bank credit agreements.

         On May 18, 1999, the Company and its bank lenders entered into forbearance agreements which provided that the lenders would defer redetermination of the borrowing base until July 1, 1999 and would refrain from exercising their rights and remedies as a result of the existing defaults until June 30, 1999. Under the forbearance agreements the Company committed 50% of monthly cash flow to payments of principal, with a minimum of $2 million monthly. In addition, a portion of the proceeds from the sale of any of the Company's oil and gas properties were dedicated to payment of principal under the bank credit facilities. During the period these forbearance agreements were in effect, the Company made principal repayments to its banks of $23.3 million, reducing the outstanding loans from $150 million to $126.7 million as of June 30, 1999.

         On July 7, 1999 the lenders under each of the revolving bank credit facilities reset the Company's borrowing base, which had been $165 million at December 31, 1998, to $91 million. The principal amount outstanding under the bank loans at June 30, 1999 was $126.7 million. Because the Company did not make this $35.7 million additional lump-sum payment, a payment default occurred. The lenders declared due all amounts owing under the bank loans, demanded payment and declared in effect the default rate of interest. As a result of the payment default under the bank loans, the holders of the Company's senior notes and senior subordinated notes have the right to declare the principal amount of the notes immediately due and payable. The lenders also delivered a payment blockage notice to the indenture trustee of the 8.875% subordinated notes. The Company did not make the scheduled July 15, 1999 interest payments on both the 8.875% subordinated notes and the 11% senior notes, totaling $13.8 million. The outstanding principal amount of the subordinated notes was $125 million and

                        KCS ENERGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the outstanding principal amount of the senior notes was $150 million at June 30, 1999.

         On July 26, 1999, the Company and its bank lenders entered into new forbearance agreements (effective as of July 1, 1999) which provide that the lenders will refrain from exercising their rights and remedies not heretofore exercised until October 5, 1999. The lenders did not waive the payment default but rescinded their declaration that all amounts outstanding under the credit facilities are immediately due and payable and effectively waived the default rate of interest. The new forbearance agreements preclude the Company from making interest payments on its senior notes and its subordinated notes. Under the terms of the new forbearance agreements, the Company has committed to make monthly principal payments of $2.5 million. In addition, a portion of the proceeds from the sale of any of the Company's oil and gas properties will be dedicated to payment of principal under the credit facilities. When the forbearance agreements expire, the lenders will be able to exercise their rights under the credit agreements, including declaring the principal balances immediately due and payable.

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

         To improve its financial situation, the Company: 1) Reduced planned 1999 capital expenditures; 2) Planned property sales, expected to raise cash proceeds of approximately $25 million in 1999; 3) Significantly reduced the Company's Rocky Mountain region workforce; 4) Closed the Company's New Jersey corporate office effective May 1, 1999 and transferred all functions to its Houston, Texas facility, and 5) Froze senior management salaries for 1999.

         The Company is ahead of target on its planned 1999 property sales of $25 million with $21.4 million of net proceeds from property sales completed through June 30, 1999. The Company remains current on its trade obligations and intends to continue paying its trade obligations in the ordinary course of business.

         The Company is continuing to work with its financial advisors to pursue a restructuring transaction which would result in significantly deleveraging the Company's balance sheet. There can be no assurances, however, of a consummation of any restructuring or of the continuation of the forbearance agreements after October 5, 1999.

3. Supplemental cash flow information. The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. Interest payments were $20.2 million and $11.2 million for the six months ended June 30, 1999 and June 30, 1998, respectively. Income tax payments were $0.1 million and $0.3 million for the six months ended June 30, 1999 and June 30, 1998, respectively.

4. Basic earnings per share were computed by dividing net income (loss) by the average number of common shares outstanding during the quarter as required by FASB Statement No. 128, "Earnings per Share" ("SFAS 128"). Diluted earnings per share have been computed by dividing net income (loss) by the average number of common shares outstanding plus the incremental shares that would have been

                        KCS ENERGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

outstanding assuming the exercise of stock options and stock warrants as applicable. A reconciliation of shares used for basic earnings per share and those used for diluted earnings per share is as follows:


                                                       Three Months Ended                 Six Months Ended
                                                            June 30,                          June 30,
                                                  ----------------------------     ------------------------------
                                                      1999             1998             1999              1998
                                                  -----------     ------------     ------------     -------------
                                                     (amounts in thousands)            (amounts in thousands)
Average common stock outstanding                       29,261           29,480           29,259            29,461
Average common stock equivalents                            7              325               47               353
                                                  -----------     ------------     ------------     -------------

Average common stock and common
     stock equivalents outstanding                     29,268           29,805           29,306            29,814
                                                  ===========     ============     ============     =============

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

         The Company and several of its subsidiaries have been named as defendants in an action brought by Jack Grynberg on behalf of the Government of the United States. The complaint, filed under the Federal False Claims Act, alleges underpayment of royalties to the Government of the United States as a result of alleged mismeasurement of the volume and wrongful analysis of the heating content of natural gas produced from federal and Native American lands. The complaint is substantially similar to other complaints filed by Jack Grynberg on behalf of the Government of the United States against multiple other industry parties. In April 1999, the Government of the United States filed notice that it had decided not to intervene in these actions. The Company believes that the allegations in the complaint are without merit.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
         During 1997 and 1998, as a result of very low prices for natural gas and crude oil and, in 1998, disappointing performance of certain prospects in the Rocky Mountain Region, the Company has incurred significant losses due primarily to non-cash ceiling writedowns of its oil and gas assets and the reduction to zero of the book value of net deferred tax assets. As a result of these adjustments, the Company had negative stockholders' equity as of December 31, 1998 and is in default of certain covenants in its revolving credit agreements. See Note 2 to Condensed Consolidated Financial Statements, Liquidity and Capital Resources and Notes 2 and 7 to Consolidated Financial Statements in the Company's 1998 Annual Report to Stockholders.

         The following discussion focuses on material changes in results of operations for the three and six months ended June 30, 1999, compared to the three and six months ended June 30, 1998, and in financial condition since December 31, 1998. All references in the following discussion related to earnings per share relate to the Company's diluted earnings per share.

Results of Operations

         Net income for the three months ended June 30, 1999 was $0.2 million, or $0.01 per share, compared to a net loss of $38.9 million, or $1.32 per share, for the same period last year. The loss in the 1998 quarter resulted primarily from a non-cash writedown of oil and gas properties of $57.6 million ($37.5 million after tax). Excluding the effect of this non-cash writedown, the net loss was $1.4 million, or $0.05 per share. In the current year period, increased natural gas production, higher oil prices and lower operating expenses were partially offset by lower oil production and increased interest costs.

         Net loss for the six months ended June 30, 1999 was $1.7 million, or $0.06 per share, compared to a net loss of $39.0 million, or $1.32 per share for the same period last year. Excluding the effect of the non-cash writedown of oil and gas properties, the net loss for the six months ended June 30, 1998 was $1.6 million, or $0.05 per share. For the six months ended June 30, 1999, higher natural gas production and lower operating expenses were offset by significantly lower natural gas prices during the first quarter of the year and higher interest costs.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue

                                   Three Months Ended                        Six Months Ended
                                        June 30,                                 June 30,
                            ---------------------------------        ---------------------------------
                                  1999               1998                 1999                1998
                            --------------      -------------        -------------      --------------
Production:
      Gas (MMcf)                    12,760             12,312               27,502              23,637
      Oil (Mbbl)                       306                489                  668                 857
      Liquids (Mbbl)                    27                 35                   52                  56
      Total (MMcfe)                 14,755             15,453               31,819              29,112

Average Price:
      Gas (per Mcf)         $         2.08     $         2.17       $         2.00      $         2.17
      Oil (per bbl)                  14.91              10.82                12.22               11.86
      Liquids (per bbl)               9.60               5.48                 9.20                6.77
      Total (per Mcfe)                2.12               2.08                 2.00                2.13

Revenue:
      Gas                   $       26,518      $      26,678        $      55,044      $       51,325
      Oil                            4,559              5,287                8,153              10,161
      Liquids                          257                192                  479                 377
                            --------------      -------------        -------------      --------------
      Total                 $       31,334      $      32,157        $      63,676      $       61,863
                            ==============      =============        =============      ==============

         Gas revenue. For the three months ended June 30, 1999, gas revenue decreased $0.2 million to $26.5 million. A 4% increase in production added $1.0 million of gas revenue during the 1999 three month period. The impact of the increased production was offset by a 4% decrease in average realized gas prices which resulted in a decrease of $1.2 million in gas revenue compared to the same period a year ago.

         For the six months ended June 30, 1999, gas revenue increased $3.7 million to $55.0 million. A 16% increase in production added $8.4 million of gas revenue, partially offset by an 8% decrease in average realized gas prices. The production gains in 1999 were attributable to the VPP Program which included 2,000 MMcf of non-recurring production in the first quarter of 1999 related to under-deliveries associated with the VPP program during August through October 1998 as a result of storms in the Gulf of Mexico.

         Absent a capital infusion or a significant discovery, gas production will decline during the second half of 1999 mainly as a result of the sale of producing properties during the second quarter of 1999 and, to a lesser extent, the natural decline of production associated with existing wells.

         Oil and liquids revenue. For the three months ended June 30, 1999, oil and liquids revenue was $4.8 million, compared to $5.5 million during the 1998 period. A 37% decline in production mainly in the Rocky Mountain and Mid-Continent regions decreased revenue $2.7 million. This was partially offset

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

by a 38% increase in average realized oil prices which added $2.0 million in revenue.

         For the six months ended June 30, 1999, oil and liquids revenue decreased $1.9 million to $8.6 million, compared to the same period in 1998, primarily due to lower production. It is anticipated that oil and liquids production will decline during the second half of 1999 due to the sale of producing properties and natural production declines.

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

Other revenue, net

         Other revenue included $1.5 million for the three months ended June 30, 1999 related to a settlement of a severance tax dispute. In the prior year, other revenue included $1.1 million and $2.2 million for the three and six months ended June 30, 1998, respectively, related to severance tax refunds.

Lease operating expenses

         Lease operating expenses decreased 13% to $6.6 million for the three months ended June 30, 1999. For the six months ended June 30, 1999, lease operating expenses decreased 9% to $13.6 million. The lower expense levels in the current year reflect lower activity in the Rocky Mountain region, the sale of marginal higher-cost oil and gas properties and other cost reduction initiatives taken by the Company.

Production taxes

         Production taxes, which are generally based on a percentage of revenue (excluding VPP revenue), decreased $0.2 million to $0.8 million for the second quarter of 1999 and $0.5 million to $1.6 million for the six months ended June 30, 1999, compared to the same periods in 1998.

General and administrative expenses

         General and administrative expenses ("G&A") decreased $0.6 million to $2.4 million for the three months ended June 30, 1999 compared to the same period a year ago. Cost savings associated with the closing of the New Jersey corporate office, the significant reduction in the Rocky Mountain workforce and other cost reduction initiatives throughout the Company were the primary reasons for the decrease. G&A was $5.6 million for both the six months ended June 30, 1999 and the six months ended June 30, 1998. The current year six-month period includes approximately $0.7 million of non-recurring costs, primarily associated with the closing of the New Jersey corporate office.

Depreciation, depletion and amortization

         The Company provides for depletion on its oil and gas properties using the future gross revenue method based on recoverable reserves valued at current prices. During the three months ended June 30, 1999, depreciation, depletion and amortization ("DD&A") decreased $2.1 million to $13.4 million

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

mainly as a result of the decline in the depletion rate to 39% compared to 46% for the three months ended June 30, 1998. DD&A for the 1999 three-month period also included $0.7 million from the impairment of a Company-owned building in the Rocky Mountain region which is expected to be sold during the third quarter of 1999.

         For the six months ended June 30, 1999, DD&A decreased $0.8 million, compared to the same period in 1998. This decrease was primarily due to a lower depletion rate, partially offset by higher oil and gas revenues.

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

Interest expense

         Interest expense was $10.0 million during the second quarter of 1999, compared to $8.9 million for the same period last year. For the six months ended June 30, 1999, interest expense was $19.9 million, compared to $16.8 million for the same period last year. The increases during the 1999 periods were mainly attributable to higher average borrowings. The Company anticipates that interest expense will decline during the second half of 1999 following significant reductions in bank debt in May and June 1999. See "Liquidity and Capital Resources."

Liquidity and Capital Resources

Continuation as a Going Concern

         During 1998, due to very low prices for natural gas and crude oil and disappointing performance of certain of the Company's Rocky Mountain prospects, the Company incurred significant losses, due primarily to $268.5 million of pretax non-cash ceiling writedowns of its oil and gas assets and a reduction from $113.9 million ($93.9 million of which relates to the 1998 non-cash ceiling test writedowns) to zero in the book value of net deferred tax assets. As a result of these charges, net loss for 1998 was increased by $288.4 million, or $9.80 per share. Also as a result of these adjustments, the Company had negative stockholders' equity of $154.2 million as of December 31, 1998 ($155.9 million at June 30, 1999) and is in default of certain covenants in its revolving credit agreements. While the defaults continue, the Company cannot borrow under the credit facilities. In addition, the Company's independent public accountants issued a modified report with respect to the ability of the Company to continue as a going concern, which also constitutes a default under the revolving bank credit agreements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         On May 18, 1999, the Company and its bank lenders entered into forbearance agreements which provided that the lenders would defer redetermination of the borrowing base until July 1, 1999 and would refrain from exercising their rights and remedies as a result of the existing defaults until June 30, 1999. Under the forbearance agreements the Company committed 50% of monthly cash flow to payments of principal, with a minimum of $2 million monthly. In addition, a portion of the proceeds from the sale of any of the Company's oil and gas properties were dedicated to payment of principal under the bank credit facilities. During the period these forbearance agreements were in effect, the Company made principal repayments to its banks of $23.3 million, reducing the outstanding loans from $150 million to $126.7 million as of June 30, 1999.

         On July 7, 1999 the lenders under each of the revolving bank credit facilities reset the Company's borrowing base, which had been $165 million at December 31, 1998, to $91 million. The principal amount outstanding under the bank loans at June 30, 1999 was $126.7 million. Because the Company did not make this $35.7 million additional lump-sum payment, a payment default occurred. The lenders declared due all amounts owing under the bank loans, demanded payment and declared in effect the default rate of interest. As a result of the payment default under the bank loans, the holders of the Company's senior notes and senior subordinated notes have the right to declare the principal amount of the notes immediately due and payable. The lenders also delivered a payment blockage notice to the indenture trustee of the 8.875% subordinated notes. The Company did not make the scheduled July 15, 1999 interest payments on both the 8.875% subordinated notes and the 11% senior notes, totaling $13.8 million. The outstanding principal amount of the subordinated notes was $125 million and the outstanding principal amount of the senior notes was $150 million at June 30, 1999.

         On July 26, 1999, the Company and its bank lenders entered into new forbearance agreements (effective July 1, 1999) which provide that the lenders will refrain from exercising their rights and remedies not heretofore exercised until October 5, 1999. The lenders did not waive the payment default but rescinded their declaration that all amounts outstanding under the credit facilities are immediately due and payable and effectively waived the default rate of interest. The new forbearance agreements preclude the Company from making interest payments on its senior notes and its subordinated notes. Under the terms of the new forbearance agreements, the Company has committed to make monthly principal payments of $2.5 million. In addition, a portion of the proceeds from the sale of any of the Company's oil and gas properties will be dedicated to payment of principal under the credit facilities. When the forbearance agreements expire, the lenders will be able to exercise their rights under the credit agreements, including declaring the principal balances immediately due and payable.

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

         To improve its financial situation, the Company: 1) Reduced planned 1999 capital expenditures; 2) Planned property sales, expected to raise cash proceeds of approximately $25 million in 1999; 3) Significantly reduced the Company's Rocky Mountain region workforce; 4) Closed the

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company's New Jersey corporate office effective May 1, 1999 and transferred all functions to its Houston, Texas facility, and 5) Froze senior management salaries for 1999.

         The Company is ahead of target on its planned 1999 property sales of $25 million with net proceeds of $21.4 million in property sales completed through June 30, 1999. The Company remains current on its trade obligations and intends to continue paying its trade obligations in the ordinary course of business.

         Available funding for capital expenditures has been reduced materially because of the above factors. However, based on the current oil and gas commodity price environment and planned asset sales, it is anticipated that cash flow from operations could support a $60 million capital program.

         The Company is continuing to work with its financial advisors to pursue a restructuring transaction which would result in significantly deleveraging the company's balance sheet. There can be no assurances, however, of a consummation of any restructuring or of the continuation of the forbearance agreements after October 5, 1999.

Cash flow from operating activities

         Net income adjusted for non-cash charges increased $0.4 million to $27.1 million for the six months ended June 30, 1999, compared to $26.7 million during the same period in 1998, mainly due to the impact of higher natural gas production and lower operating expenses largely offset by lower oil and gas prices and higher interest costs. Net cash provided by operating activities was $25.5 million during the current year six-month period, compared to $19.0 million for the six months ended June 30, 1998. The significant changes in accounts payable and accrued liabilities in both the 1999 and 1998 periods were mainly due to the payment of accrued interest on January 15 of each year. The remainder of changes in working capital was largely related to the timing of cash receipts and payments.

Investing activities

         Capital expenditures on oil and gas properties for the six months ended June 30, 1999 were $21.6 million, of which $10.9 million was for development drilling, $7.7 million for the acquisition of proved reserves primarily under the Company's VPP program and $3.0 million for lease acquisitions, seismic surveys and exploratory drilling.

         Capital expenditures on oil and gas properties for the six months ended June 30, 1998 were $117.5 million, of which $47.9 million was for development drilling, $60.5 million for the acquisition of proved reserves primarily under the Company's VPP program and $9.1 million for lease acquisitions, seismic surveys and exploratory drilling.

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

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Internal Systems

         The Company's planning for the internal systems aspects of the Year 2000 problem is focused on five areas: 1) Communications Hardware ad Software;
2) Information Systems Hardware; 3) Network Operating Systems Software; 4) Back Office Applications and 5) Core Applications.

Communications Hardware and Software

         Communication software upgrades are needed at the Company's Tulsa, Oklahoma office. This software is readily replaceable with Year 2000 ready versions. The Company has plans in place to ensure that these systems are ready by installing those versions available. It is anticipated that related upgrades will be in place by the end of the third quarter of 1999.

Information Systems Hardware

         Two servers are scheduled for replacement with Year 2000-compliant models. Certain workstation replacements are needed throughout the Company, but these replacements are minimal and readily available. It is anticipated that replacements will be in place by the end of the third quarter of 1999.

Network Operating Systems Software

         The Company presently uses Windows NT4 and Windows 95 operating systems which are not Year 2000 compliant. The Company's plan is to have all workstations on a Windows 2000 system, which is a Year 2000-compliant operating system or, depending on the availability of Windows 2000, to install vendor-provided patches. To date, the Company is continuing the process of installing all vendor provided patches as they are released. Shortly after the release of Windows 2000, and if any Year 2000 issues arise, immediate implementation of Windows 2000 will begin.

Back Office Applications

         The Company's principal Microsoft desktop productivity applications are currently being replaced with Microsoft Office 2000 which is Year 2000 compliant and it is anticipated that the implementation should be completed by the end of the third quarter of 1999. Certain server applications such as SMS, SQL Arcserve and Inoculan, which allow the Company to manage data as well as maintain network integrity, are not Year 2000 compliant but it is anticipated that they will be upgraded to Year 2000 readiness using vendor provided patches by the end of the third quarter of 1999.

Core Applications

         The Company's principal core applications are for reserve engineering and analysis, production reporting and financial and accounting systems. The reserve engineering application was upgraded to a Year 2000 compliant version during the second quarter of 1999. The production reporting application is currently not Year 2000 ready, but is in the process of being upgraded to a Year 2000-ready version. It is anticipated that this application will be upgraded in the third quarter of 1999. The Company is in the process of migrating all of its divisions to a single finance and accounting solution which is Year 2000 compliant. It is anticipated that migration will be completed by the end of the third quarter of 1999.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company believes that the program outlined above will mitigate its internal systems risk related to the Year 2000 problem. The incremental costs of this program in 1998 and 1999 are currently estimated to be between $400,000 and $600,000 in the aggregate, most of which would have been spent in any event within the next 12 to 18 months in the continuing process of upgrading information systems to the latest technology. These costs are being expensed as incurred except for any major investments in replacement computer hardware or new application systems projects that are normally capitalized and amortized over the life of the asset.

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

               The following table sets forth the Company's natural gas hedged position at June 30, 1999. At June 30, 1999 the Company did not have any oil hedges in place. The Company accounts for oil and natural gas futures contracts and commodity price swaps in accordance with FASB Statement No. 80 "Accounting for Futures Contracts".


                  Contract                               Weighted            Unrealized
               Maturity Date           Volume           Avg. Price          Gain (Loss)
               -------------        ------------      ---------------      --------------
                                      (MMbtu)          ($ per MMbtu)          ($ 000s)
                          1999
              Third quarter                2,156                2.168                (500)
              Fourth quarter               2,634                2.169              (1,034)
                                    ------------      ---------------      --------------
                 Total 1999                4,790                2.169              (1,534)
                          2000             3,480                2.055              (1,340)
                          2001             3,000                2.055              (1,155)
                          2002             2,520                2.055                (970)
                    Thereafter             4,840                2.055              (1,863)


         The Company uses fixed and variable rate long-term debt to finance the Company's capital spending program. These debt arrangements expose the Company to market risk related to changes in interest rates. The Company's weighted average interest rate on its fixed rate debt of $275 million is 10%. The weighted average interest rate on its variable rate debt of $126.7 million is 8.3% All of the Company's debt has been classified as short-term as a result of defaults under its debt agreements. See Note 2 to Condensed Consolidated Financial Statements.

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

         The Company and several of its subsidiaries have been named as defendants in an action brought by Jack Grynberg on behalf of the Government of the United States. The complaint, filed under the Federal False Claims Act, alleges underpayment of royalties to the Government of the United States as a result of alleged mismeasurement of the volume and wrongful analysis of the heating content of natural gas produced from federal and Native American lands. The complaint is substantially similar to other complaints filed by Jack Grynberg on behalf of the Government of the United States against multiple other industry parties. In April 1999, the Government of the United States filed notice that it had decided not to intervene in these actions. The Company believes that the allegations in the complaint are without merit.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits:

                  Exhibit 10.1. Forbearance Agreement dated July 26, 1999 by and among KCS Energy, Inc. and certain affiliated entities, Canadian Imperial Bank of Commerce, as Agent, CIBC Inc., as Collateral Agent and the lenders party thereto from time to time.

                  Exhibit 10.2 Forbearance Agreement dated July 26, 1999 by and among KCS Energy, Inc. and certain affiliated entities, Canadian Imperial Bank of Commerce, as Agent, CIBC Inc., as Collateral Agent, Bank One, Texas, National Association, as Co-Agent, Nationsbank of Texas, National Association, as Co-Agent and the lenders party thereto from time to time.

                  Exhibit 27 - Financial Data Schedule.

         (b) Reports on Form 8-K.

                  On May 18, 1999, the Company filed a Form 8-K reporting that it had entered into forbearance agreements with respect to each of its revolving bank credit facilities.

                  On July 13, 1999, the Company filed a Form 8-K reporting that its lenders under each of its revolving bank credit facilities had reset the Company's borrowing base to $91 million which was $35.7 million lower than the outstanding bank debt and that because the Company did not make this $35.7 million lump-sum payment, a payment default occurred.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            KCS ENERGY, INC.


      August 13, 1999                       /S/ KATHRYN M. KINNAMON
      ----------------                      --------------------------------
                                            Kathryn M. Kinnamon
                                              Vice President and Treasurer
                                              (Principal Financial Officer)

      August 13, 1999                       /S/ FREDERICK DWYER
      ----------------                      --------------------------------
                                            Frederick Dwyer
                                              Vice President, Controller
                                                and Secretary
                                              (Principal Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT NO.              DESCRIPTION
-----------              -----------
 10.1.            Forbearance Agreement dated July 26, 1999 by and among KCS
                  Energy, Inc. and certain affiliated entities, Canadian
                  Imperial Bank of Commerce, as Agent, CIBC Inc., as
                  Collateral Agent and the lenders party thereto from time to time.

 10.2             Forbearance Agreement dated July 26, 1999 by and among KCS
                  Energy, Inc. and certain affiliated entities, Canadian
                  Imperial Bank of Commerce, as Agent, CIBC Inc., as
                  Collateral Agent, Bank One, Texas, National Association, as
                  Co-Agent, Nationsbank of Texas, National Association, as
                  Co-Agent and the lenders party thereto from time to time.

 27               Financial Data Schedule.