Form 10-Q
period 1999-09-30
KCS ENERGY INC
filed 1999-11-12
CIK 832820

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                               ------------------

                                       OR

 --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------     -------------------
Commission file number 1-11698
                       -------

                                KCS ENERGY, INC.
                                ---------------
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

         Common Stock, $0.01 par value: 29,268,310 shares outstanding as of
                                        ----------
November 1, 1999.
----------------

                        KCS ENERGY, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS



                                                       Three Months Ended           Nine Months Ended
                                                          September 30,                September 30,
(Amounts in thousands except                       ------------------------      ------------------------
per share data)                 Unaudited             1999           1998           1999           1998
                                                  ---------      ---------      ---------      ---------

Oil and gas revenue                                $  33,230      $  30,446      $  96,906      $  92,309
Other revenue, net                                     2,375          1,831          5,059          4,940
                                                   ---------      ---------      ---------      ---------
Total revenue                                         35,605         32,277        101,965         97,249

Operating costs and expenses
      Lease operating expenses                         6,900          8,075         20,525         22,993
      Production taxes                                   910            961          2,487          3,019
      General and administrative expenses              1,683          2,873          7,313          8,465
      Depreciation, depletion and amortization        11,434         15,567         38,982         43,942
      Writedown of oil and gas properties                 --             --             --         57,631
                                                   ---------      ---------      ---------      ---------
Total operating costs and expenses                    20,927         27,476         69,307        136,050
                                                   ---------      ---------      ---------      ---------
Operating income (loss)                               14,678          4,801         32,658        (38,801)
Interest and other income, net                           223            (82)           445            117
Interest expense                                     (10,145)        (9,787)       (30,046)       (26,589)
                                                   ---------      ---------      ---------      ---------
Income (loss) before income taxes                      4,756         (5,068)         3,057        (65,273)
Federal and state income taxes (benefit)                  --         (1,487)            --        (22,675)
                                                   ---------      ---------      ---------      ---------
Net income (loss)                                  $   4,756      $  (3,581)     $   3,057      $ (42,598)
                                                   =========      =========      =========      =========
Basic and dilutive earnings (loss)
      per share of common stock                    $    0.16      $   (0.12)     $    0.10      $   (1.44)
                                                   =========      =========      =========      =========

Weighted average shares outstanding                   29,268         29,537         29,262         29,486
                                                   =========      =========      =========      =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            September 30,       December 31,
(Dollars in thousands)          Unaudited                       1999                1998
                                                            -------------       ------------
Assets
Current assets
      Cash and cash equivalents                               $  20,895           $     876
      Trade accounts receivable, net                             27,355              36,548
      Other current assets                                        6,539               5,650
                                                              ---------           ---------
           Current assets                                        54,789              43,074
                                                              ---------           ---------
Oil and gas properties, full cost method, net                   217,342             248,582
Other property, plant and equipment, net                          4,957               7,910
                                                              ---------           ---------
           Property, plant and equipment, net                   222,299             256,492
                                                              ---------           ---------
Deferred charges and other assets                                 9,540               9,312
                                                              ---------           ---------
                                                              $ 286,628           $ 308,878
                                                              =========           =========

Liabilities and stockholders' equity
Current liabilities
      Accounts payable                                        $  14,092           $  24,267
      Accrued liabilities                                        29,352              25,584
      Bank credit facilities                                    117,011             135,700
      Senior and subordinated notes                             274,702                  --
                                                              ---------           ---------
           Current liabilities                                  435,157             185,551
                                                              ---------           ---------
Deferred credits and other liabilities                            2,600               2,896
                                                              ---------           ---------
Senior and subordinated notes                                        --             274,635
                                                              ---------           ---------
Stockholders' equity
      Common stock, par value $0.01 per
           share - authorized 50,000,000
           shares, issued 31,435,406 and
           31,420,231, respectively                                 314                 314
      Additional paid-in capital                                145,098             145,077
      Retained earnings (deficit)                              (291,800)           (294,854)
      Less treasury stock, 2,167,096 shares, at cost             (4,741)             (4,741)
                                                              ---------           ---------
           Total stockholders' equity                          (151,129)           (154,204)
                                                              ---------           ---------
                                                              $ 286,628           $ 308,878
                                                              =========           =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS


                                                                        Nine Months Ended
                                                                           September 30,
                                                                    ------------------------
(Dollars in thousands)        Unaudited                                 1999          1998
                                                                    ----------     ---------
Cash flows from operating activities:
     Net income (loss)                                              $    3,057     $ (42,598)
     Non-cash charges (credits):
       Depreciation, depletion and amortization                         38,982        43,942
       Writedown of oil and gas properties                                   -        57,631
       Deferred income taxes                                                 -       (20,130)
       Other non-cash charges and credits, net                           2,024         2,038
                                                                    ----------     ---------
                                                                        44,063        40,883
     Net changes in assets and liabilities:
       Trade accounts receivable                                         9,193         6,718
       Accounts payable and accrued liabilities                         (5,822)      (29,522)
       Other, net                                                       (2,379)       (2,656)
                                                                    ----------     ---------
Net cash provided by operating activities                               45,055        15,423
                                                                    ----------     ---------

Cash flows from investing activities:
     Investment in oil and gas properties                              (31,077)     (143,214)
     Net proceeds from the sale of oil and gas properties               25,297         4,895
     Other property, plant and equipment, net                            1,039        (2,189)
                                                                    ----------     ---------
Net cash used in investing activities                                   (4,741)     (140,508)
                                                                    ----------     ---------

Cash flows from financing activities:
     Proceeds from debt                                                 16,300       255,200
     Repayments of debt                                                (34,989)     (127,700)
     Proceeds from issuance of common stock                                 21           865
     Deferred financing costs                                           (1,042)       (3,787)
     Other, net                                                           (585)       (3,119)
                                                                    ----------     ---------
Net cash provided by (used in) financing activities                    (20,295)      121,459
                                                                    ----------     ---------
Net increase in cash and cash equivalents                               20,019        (3,626)
Cash and cash equivalents at beginning of period                           876         4,802
                                                                    ----------     ---------
Cash and cash equivalents at end of period                          $   20,895     $   1,176
                                                                    ==========     =========


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

2. Financial Condition

         During 1998, due to very low prices for natural gas and crude oil and disappointing performance of certain of the Company's Rocky Mountain prospects, the Company incurred significant losses, due primarily to $268.5 million of pretax non-cash ceiling writedowns of its oil and gas assets and a reduction from $113.9 million ($93.9 million of which relates to the 1998 non-cash ceiling test writedowns) to zero in the book value of net deferred tax assets. As a result of these charges, net loss in 1998 was increased by $288.4 million. Also as a result of these adjustments, the Company had negative stockholders' equity of $154.2 million as of December 31, 1998 ($151.1 million at September 30, 1999) and is in default of certain covenants in its bank credit facilities. While the defaults continue, the Company cannot borrow under the credit facilities. In addition, the Company's independent public accountants issued a modified report with respect to the ability of the Company to continue as a going concern, which also constitutes a default under the bank credit facilities.

         On May 18, 1999, the Company and its bank lenders entered into forbearance agreements which provided that the lenders would defer redetermination of the borrowing base until July 1, 1999 and would refrain from exercising their rights and remedies as a result of the existing defaults until June 30, 1999. Under these initial forbearance agreements the Company committed 50% of monthly cash flow to payments of principal, with a minimum of $2 million monthly. In addition, a portion of the proceeds from the sale of any of the Company's oil and gas properties were dedicated to payment of principal under the bank credit facilities.

         On July 7, 1999 the lenders under each of the bank credit facilities reset the Company's borrowing base, which had been $165 million at December 31, 1998, to $91 million. The principal amount outstanding under the bank loans at June 30, 1999 was $126.7 million. Because the Company did not make this $35.7 million additional lump-sum payment, a payment default occurred. The lenders declared due all amounts owing under the bank loans, demanded payment and declared in effect the default rate of interest. The bank lenders also delivered a payment blockage notice to the indenture trustee of the 8.875% subordinated notes. The Company did not make the scheduled July 15, 1999 interest payments on both the 8.875% subordinated notes and the 11% senior

                        KCS ENERGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

notes, totaling $13.8 million. As a result of the payment default under the bank loans and the interest payment default on the notes, the holders of the requisite percentage of the Company's senior notes and senior subordinated notes have and the indenture trustees of the senior notes and the senior subordinated notes the right to declare the principal amount of the notes immediately due and payable. Current liabilities at September 30, 1999 include accrued interest of $19.6 million on the notes. The outstanding principal amount of the subordinated notes is $125 million and the outstanding principal amount of the senior notes is $150 million.

         On July 26, 1999, the Company and its bank lenders entered into new forbearance agreements (effective as of July 1, 1999) which provided that the lenders would refrain from exercising their rights and remedies not previously exercised until October 5, 1999. Subsequently, these forbearance agreements were extended on the same terms through December 3, 1999. The lenders did not waive the payment default but rescinded their declaration that all amounts outstanding under the credit facilities are immediately due and payable and effectively waived the default rate of interest. The new forbearance agreements preclude the Company from making interest payments on its senior notes and its subordinated notes. Under the terms of the new forbearance agreements, the Company has committed to make monthly principal payments of $2.5 million. In addition, a portion of the proceeds from the sale of any of the Company's oil and gas properties will be dedicated to payment of principal under the credit facilities. From the time that the original forbearance agreements were entered into, the Company has made principal repayments to its banks of $33 million, reducing the outstanding loans from $150 million to $117 million as of September 30, 1999. When the forbearance agreements expire, the lenders will be able to exercise their rights under the credit agreements, including declaring the principal balances immediately due and payable.

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

         To improve its financial situation, the Company has: 1) Reduced planned 1999 capital expenditures; 2) Sold non-core properties raising net proceeds of approximately $25 million during the nine months ended September 30, 1999; 3) Reduced the Company's workforce by approximately 20% in 1999 and over 30% since the beginning of 1998; 4) Closed the Company's New Jersey corporate office effective May 1, 1999 and transferred all functions to its Houston, Texas facility, and 5) Frozen senior management salaries for 1999.

         The Company has already exceeded its planned 1999 property sales with net proceeds of $25.3 million from property sales completed through September 30, 1999. The Company remains current on its trade obligations and intends to continue paying its trade obligations in the ordinary course of business.

         The Company is continuing to work with its financial advisors to pursue a restructuring transaction which would result in deleveraging the Company's balance sheet. The Company, with the assistance of its financial advisors, has been engaged in conversations with institutional investors holding a majority of both classes of outstanding notes in an effort to pursue a consensual restructuring transaction. There can be no assurances, however, of a consummation of any restructuring or of the continuation of the forbearance agreements after December 3, 1999. Through September 30, 1999 the Company incurred costs in the amount of $1.3 million associated with the proposed restructuring. These costs are included in deferred charges and other assets.

                        KCS ENERGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. New York Stock Exchange Listing.

         In October 1999, the Company reported that it does not currently meet the newly effective New York Stock Exchange (NYSE) continued listing standards. These standards require total market capitalization of not less than $50 million and total stockholders' equity of not less than $50 million. At the close of business on November 5, 1999, the Company's total market capitalization was approximately $29.3 million. As a result of the non-cash ceiling writedown at December 31, 1998, the Company currently has negative stockholders' equity.

         The Company has submitted a plan to the NYSE's Listings and Compliance Committee that sets forth a strategy to enable the Company to comply with the new standards by the June 2000 deadline established by the NYSE. That plan was accepted by the NYSE in November 1999. The Company will be monitored quarterly for compliance with the plan. Should the Company not meet its compliance objectives, it will be subject to trading suspension and delisting procedures.

4. Supplemental cash flow information. The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. Interest payments were $22.9 million and $27.3 million for the nine months ended September 30, 1999 and September 30, 1998, respectively. Income tax payments were $0.1 million and $0.3 million for the nine months ended September 30, 1999 and September 30, 1998, respectively.

5. Basic earnings per share were computed by dividing net income (loss) by the average number of common shares outstanding during the quarter as required by FASB Statement No. 128, "Earnings per Share" ("SFAS 128"). Diluted earnings per share have been computed by dividing net income (loss) by the average number of common shares outstanding plus the incremental shares that would have been outstanding assuming the exercise of stock options and stock warrants as applicable. A reconciliation of shares used for basic earnings per share and those used for diluted earnings per share is as follows:


                                                       Three Months Ended                 Nine Months Ended
                                                         September 30,                      September 30,
                                                  -----------------------------     ------------------------------
                                                     1999             1998             1999              1998
                                                  ------------     ------------     ------------     -------------
                                                     (amounts in thousands)            (amounts in thousands)
Average common stock outstanding                       29,268           29,537           29,262            29,486
Average common stock equivalents                            5              153               33               287
                                                  ------------     ------------     ------------     -------------

Average common stock and common
     stock equivalents outstanding                     29,273           29,690           29,295            29,773
                                                  ============     ============     ============     =============



Common stock equivalents are not applicable for 1998 earnings per share as they would be antidilutive.

                        KCS ENERGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. On April 27, 1999, the Fifth Court of Appeals in Dallas, Texas upheld summary judgment in favor of the Company in the Los Santos Suit. This is one of the two remaining Royalty Basis Suits. The royalty holders applied to the court for reconsideration. This request for reconsideration was denied and the court reaffirmed its previous judgment on August 17, 1999. The royalty holders applied to the Texas Supreme Court for review on September 28, 1999. The Texas Supreme Court has not yet determined whether it will review the matter. In the Jesus Yzaguirre Suit, the other remaining Royalty Basis Suit, the parties were notified on October 28, 1999, that the Fifth Court of Appeals in Dallas had determined that oral argument would not significantly aid it in determining the legal and factual issues presented, which are basically the same as in the Los Santos Suit. Accordingly, the appeal will be submitted to the Fifth Court of Appeals for decision on January 4, 2000. Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         In another legal matter, the Company received a $1.75 million settlement in May 1999 in connection with a lawsuit regarding a severance tax dispute.

         The Company and several of its subsidiaries have been named as co-defendants along with numerous other industry parties in an action brought by Jack Grynberg on behalf of the Government of the United States. The complaint, filed under the Federal False Claims Act, alleges underpayment of royalties to the Government of the United States as a result of alleged mismeasurement of the volume and wrongful analysis of the heating content of natural gas produced from federal and Native American lands. The complaint is substantially similar to other complaints filed by Jack Grynberg on behalf of the Government of the United States against multiple other industry parties. All of the complaints have been consolidated in one proceeding. In April 1999, the Government of the United States filed notice that it had decided not to intervene in these actions. The Company believes that the allegations in the complaint are without merit.
         The Company, Kerr-McGee Corporation, Kerr-McGee Onshore LP and two of the Company's subsidiaries have been named as defendants in a suit for a declaratory judgment brought by Mid American Capital Company and InterCoast Energy Company. The plaintiffs are requesting a declaration of the indemnity obligations of the parties in connection with certain environmental and surface restoration issues relating to the lands in Los Angeles County, California covered by the Rancho San Francisco and Ferguson oil, gas and mineral leases. The leases were initially owned by Kerr-McGee Onshore Oil & Gas LP and were among the assets acquired by the Company from Mid American in 1997. The Company believes that Kerr-McGee has indemnity obligations with respect to most of the restoration issues and, in the event that Kerr-McGee's indemnity is unavailable, that Mid American has indemnity obligations for 90% of any losses the Company may incur in connection with the matter.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         During 1997 and 1998, as a result of very low prices for natural gas and crude oil and, in 1998, disappointing performance of certain prospects in the Rocky Mountain Region, the Company has incurred significant losses due primarily to non-cash ceiling writedowns of its oil and gas assets and the reduction to zero of the book value of net deferred tax assets. As a result of these adjustments, the Company had negative stockholders' equity as of December 31, 1998 and is in default of certain covenants in its bank credit facilities. See Note 2 to Condensed Consolidated Financial Statements, Liquidity and Capital Resources and Notes 2 and 7 to Consolidated Financial Statements in the Company's 1998 Annual Report to Stockholders.

         During the second quarter of 1999, prices for natural gas and crude oil began to strengthen and continued to increase during the third quarter of 1999. The Company's averaged realized prices per Mcfe were $1.90, $2.12 and $2.48 during the first, second and third quarters of 1999, respectively. Increased gas and oil prices together with the Company's cost reduction initiatives and refocus on core areas of operations were the primary reasons for the significant improvement in the Company's results of operations for the nine months ended September 30, 1999 compared to the same period last year.

         The following discussion focuses on material changes in results of operations for the three and nine months ended September 30, 1999, compared to the three and nine months ended September 30, 1998, and in financial condition since December 31, 1998. All references in the following discussion related to earnings per share relate to the Company's diluted earnings per share.

Results of Operations

         Net income for the three months ended September 30, 1999 was $4.8 million, or $0.16 per share, compared to a net loss of $3.6 million, or $0.12 per share, for the same period last year. The current year three-month period reflects significantly higher natural gas and oil prices along with significantly lower operating and administrative expenses when compared to the same period a year ago, partially offset by lower natural gas and oil production.

         Net income for the nine months ended September 30, 1999 was $3.1 million, or $0.10 per share, compared to a net loss of $42.6 million, or $1.44 per share for the same period last year. The loss in the prior year nine-month period excluding a non-cash writedown of oil and gas properties of $57.6 million ($37.5 million after tax) was $5.1 million, or $0.17 per share. For the nine months ended September 30, 1999, higher natural gas production and lower operating and administrative expenses more than offset higher interest costs.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Revenue
                                                  Three Months Ended                        Nine Months Ended
                                                     September 30,                            September 30,
                                           ---------------------------------        ---------------------------------
                                                 1999               1998                 1999                1998
                                           --------------      -------------        -------------      --------------
Production:

      Gas (MMcf)                                   11,387             12,728               38,889              36,365
      Oil (Mbbl)                                      299                428                  967               1,285
      Liquids (Mbbl)                                   33                 22                   85                  78
      Total (MMcfe)                                13,383             15,430               45,202              44,542

Average Price:
      Gas (per Mcf)                        $         2.39      $        2.00        $        2.12      $         2.11
      Oil (per bbl)                                 18.80              11.10                14.25               11.60
      Liquids (per bbl)                             10.52              10.56                 9.71                7.85
      Total (per Mcfe)                               2.48               1.97                 2.14                2.07

Revenue:
      Gas                                  $       27,266      $      25,462        $      82,310      $       76,787
      Oil                                           5,617              4,749               13,770              14,910
      Liquids                                         347                235                  826                 612
                                           --------------      --------------       -------------      --------------
      Total                                $       33,230      $      30,446        $      96,906      $       92,309
                                           ==============      ==============       =============      ==============




         Gas revenue. For the three months ended September 30, 1999, gas revenue increased $1.8 million to $27.3 million due to a 20% increase in average realized natural gas prices. The impact of the increased prices, which added $5.1 million of gas revenue during the 1999 three-month period compared to the same period a year ago, was partially offset by an 11% decrease in production primarily as a result of sales of producing properties.

         For the nine months ended September 30, 1999, gas revenue increased $5.5 million to $82.3 million primarily due to a 7% increase in production. The production increase in 1999 was attributable to 2,000 MMcf of non-recurring production in the first quarter of 1999 related to under-deliveries associated with the VPP program during August through October 1998 as a result of storms in the Gulf of Mexico.

Oil and liquids revenue. For the three months ended September 30, 1999, oil and liquids revenue was $6.0 million, compared to $5.0 million during the 1998 period. A 69% increase in average realized oil prices added $3.2 million in revenue, partially offset by a 26% decrease in oil and liquids production.

         For the nine months ended September 30, 1999, oil and liquids revenue decreased $0.9 million to $14.6 million as the benefits of a 23% increase in average realized oil prices was offset by a 23% decrease in production. The production decreases are primarily due to the sale of producing properties during the second and third quarters of 1999.

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

Other revenue, net

         For the three months ended September 30, 1999, other revenue included $1.4 million from production tax refunds and adjustments and $0.8 million from a non recurring sale of emission reduction credits. For the nine months ended September 30, 1999, other revenue also included $1.5 million from a settlement of a production tax dispute during the second quarter. In 1998, other revenue included $1.4 million for the three months and $3.6 million for the nine months ended September 30 1998, related to production tax refunds. As of September 30, 1999, the Company has filed for substantially all of the production tax refunds it is entitled to. Other revenue also includes certain marketing and gathering revenue incidental to the Company's oil and gas exploration and production operations.

Lease operating expenses

         Lease operating expenses decreased 15% to $6.9 million for the three months ended September 30, 1999. For the nine months ended September 30, 1999, lease operating expenses decreased 11% to $20.5 million. The lower expense levels in the current year reflect cost reduction initiatives taken by the Company and the sale of marginal higher-cost oil and gas properties.

Production taxes

         Production taxes, which are generally based on a percentage of revenue (excluding VPP revenue), decreased $0.1 million to $0.9 million for the third quarter of 1999 and $0.5 million to $2.5 million for the nine months ended September 30, 1999, compared to the same periods in 1998.

General and administrative expenses

         General and administrative expenses ("G&A") decreased 41%, or $1.2 million to $1.7 million for the three months ended September 30, 1999 compared to the same period a year ago. Cost savings associated with the closing of the New Jersey corporate office, the significant reduction in the workforce and other cost reduction initiatives throughout the Company were the primary reasons for the decrease. For the nine months ended September 30, 1999, G&A was $7.3 million compared to $8.5 million for the same period a year ago. The current year nine-month period includes approximately $0.7 million of non-recurring costs, primarily associated with the closing of the New Jersey corporate office.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Depreciation, depletion and amortization

         The Company provides for depletion on its oil and gas properties using the future gross revenue method based on recoverable reserves valued at current prices. During the three months ended September 30, 1999, depreciation, depletion and amortization ("DD&A") decreased $4.1 million to $11.4 million mainly as a result of the decline in the depletion rate to 33% compared to 49% for the three months ended September 30, 1998. For the nine months ended September 30, 1999, DD&A decreased $5.0 million, compared to the same period in 1998. This decrease was primarily due to a lower depletion rate, partially offset by higher oil and gas revenues. The significant decline in the depletion rates in 1999 was largely attributable to the significant increases in oil and gas prices and the 1998 writedown of oil and gas properties.

1998 Writedown of oil and gas properties

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

Interest expense

         Interest expense was $10.1 million during the third quarter of 1999, compared to $9.8 million for the same period last year due to higher interest rates and increased amortization of deferred financing costs. For the nine months ended September 30, 1999, interest expense was $30.0 million, compared to $26.6 million for the same period last year. The increase in the 1999 nine-month period was mainly attributable to higher average borrowings during the first half of 1999 compared to the same period in 1998 and, to a lesser extent, higher interest rates during the third quarter of 1999 and increased amortization of deferred financing costs. Average borrowings have declined significantly since May 1999. See "Liquidity and Capital Resources."

Liquidity and Capital Resources

Continuation as a Going Concern

         During 1998, due to very low prices for natural gas and crude oil and disappointing performance of certain of the Company's Rocky Mountain prospects, the Company incurred significant losses, due primarily to $268.5 million of pretax non-cash ceiling writedowns of its oil and gas assets and a reduction from $113.9 million ($93.9 million of which relates to the 1998 non-cash ceiling test writedowns) to zero in the book value of net deferred tax assets. As a result of these charges, net loss in 1998 was increased by $288.4 million. Also as a result of these adjustments, the Company had negative stockholders' equity of $154.2 million as of December 31, 1998 ($151.1 million at September 30, 1999) and is in default of certain covenants in its bank credit facilities. While the

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

defaults continue, the Company cannot borrow under the credit facilities. In addition, the Company's independent public accountants issued a modified report with respect to the ability of the Company to continue as a going concern, which also constitutes a default under the bank credit facilities.

         On May 18, 1999, the Company and its bank lenders entered into forbearance agreements which provided that the lenders would defer redetermination of the borrowing base until July 1, 1999 and would refrain from exercising their rights and remedies as a result of the existing defaults until June 30, 1999. Under these initial forbearance agreements the Company committed 50% of monthly cash flow to payments of principal, with a minimum of $2 million monthly. In addition, a portion of the proceeds from the sale of any of the Company's oil and gas properties were dedicated to payment of principal under the bank credit facilities.

         On July 7, 1999 the lenders under each of the bank credit facilities reset the Company's borrowing base, which had been $165 million at December 31, 1998, to $91 million. The principal amount outstanding under the bank loans at June 30, 1999 was $126.7 million. Because the Company did not make this $35.7 million additional lump-sum payment, a payment default occurred. The lenders declared due all amounts owing under the bank loans, demanded payment and declared in effect the default rate of interest. The bank lenders also delivered a payment blockage notice to the indenture trustee of the 8.875% subordinated notes. The Company did not make the scheduled July 15, 1999 interest payments on both the 8.875% subordinated notes and the 11% senior notes, totaling $13.8 million. As a result of the payment default under the bank loans and the interest payment default on the notes, the holders of the requisite percentage of the Company's senior notes and senior subordinated notes and the indenture trustees of the senior notes and the senior subordinated notes have the right to declare the principal amount of the notes immediately due and payable. Current liabilities at September 30, 1999 include accrued interest of $19.6 million on the notes. The outstanding principal amount of the subordinated notes is $125 million and the outstanding principal amount of the senior notes is $150 million.

         On July 26, 1999, the Company and its bank lenders entered into new forbearance agreements (effective as of July 1, 1999) which provided that the lenders would refrain from exercising their rights and remedies not previously exercised until October 5, 1999. Subsequently, these forbearance agreements were extended on the same terms through December 3, 1999. The lenders did not waive the payment default but rescinded their declaration that all amounts outstanding under the credit facilities are immediately due and payable and effectively waived the default rate of interest. The new forbearance agreements preclude the Company from making interest payments on its senior notes and its subordinated notes. Under the terms of the new forbearance agreements, the Company has committed to make monthly principal payments of $2.5 million. In addition, a portion of the proceeds from the sale of any of the Company's oil and gas properties will be dedicated to payment of principal under the credit facilities. From the time that the original forbearance agreements were entered into, the Company made principal repayments to its banks of $33 million, reducing the outstanding loans from $150 million to $117 million as of September 30, 1999. When the forbearance agreements expire, the lenders will be able to exercise their rights under the credit agreements, including declaring the principal balances immediately due and payable.

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

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         To improve its financial situation, the Company has: 1) Reduced planned 1999 capital expenditures; 2) Sold non-core properties raising net proceeds of approximately $25 million during the nine months ended September 30, 1999; 3) Reduced the Company's workforce by approximately 20% in 1999 and over 30% since the beginning of 1998; 4) Closed the Company's New Jersey corporate office effective May 1, 1999 and transferred all functions to its Houston, Texas facility, and 5) Frozen senior management salaries for 1999.

         The Company has already exceeded its planned 1999 property sales with net proceeds of $25.3 million from property sales completed through September 30, 1999. The Company remains current on its trade obligations and intends to continue paying its trade obligations in the ordinary course of business.

         The Company is continuing to work with its financial advisors to pursue a restructuring transaction which would result in deleveraging the Company's balance sheet. The Company, with the assistance of its financial advisors, has been engaged in conversations with institutional investors holding a majority of both classes of outstanding notes in an effort to pursue a consensual restructuring transaction. There can be no assurances, however, of a consummation of any restructuring or of the continuation of the forbearance agreements after December 3, 1999.

Cash flow from operating activities

         Net income adjusted for non-cash charges increased $3.2 million to $44.1 million for the nine months ended September 30, 1999, compared to $40.9 million during the same period in 1998, mainly due to the impact of higher average realized natural gas and oil prices and lower operating and administrative expenses, partially offset by higher interest costs. Net cash provided by operating activities was $45.1 million during the current year nine-month period, compared to $15.4 million for the nine months ended September 30, 1998. Accounts payable and accrued liabilities decreased $6.4 million during the nine months ended September 30, 1999 compared to a decrease of $29.5 million during the nine months ended September 30, 1998. This difference was attributable to the non-payment of $13.8 million on July 15, 1999 of accrued interest on the senior and subordinated notes and the timing of cash receipts and payments.

Investing activities

         Capital expenditures on oil and gas properties for the nine months ended September 30, 1999 were $31.1 million, of which $16.0 million was for development drilling, $8.0 million for the acquisition of proved reserves primarily under the Company's VPP program and $7.1 million for lease acquisitions, seismic surveys and exploratory drilling. It is currently anticipated that, in total, the Company's 1999 capital program will be $55-$60 million. In October 1999, the Company completed two acquisitions of working interest oil and gas properties at a total investment of $10.4 million and one VPP for $5.2 million. The remainder of the Company's 1999 capital spending program is expected to be funded by cash flow from operations and proceeds from pending asset sales.

         Capital expenditures on oil and gas properties for the nine months ended September 30, 1998 were $143.2 million, of which $60.3 million was for development drilling, $69.9 million for the acquisition of proved reserves primarily under the Company's VPP program and $13.0 million for lease acquisitions, seismic surveys and exploratory drilling.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         During the nine months ended September 30, 1999 the Company sold certain non-core producing properties which raised net proceeds of $25.3 million. The sales of these producing properties were the primary reason for the 13% decrease in natural gas and oil production to 13,383 MMcfe during the three months ended September 30, 1999 compared to the same period in 1998. The October 1999 acquisitions and recent drilling activity should result in higher production in the fourth quarter of 1999. Certain of the Company's volumetric production payments which account for approximately 14 MMcfe per day expire on December 31, 1999. The Company's ability to offset the impact of these expiring VPPs is dependent upon the timing and amount of capital expenditures and the success of the Company's drilling activities.

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

Communications Hardware and Software

         Communication software upgrades have been completed at all Company operated locations. The vendor provided Year 2000 ready versions have been successfully installed and tested.

Information Systems Hardware

         All application and file servers have been either replaced or upgraded with Year 2000-ready models with the exception of one Unix server at the Tulsa, Oklahoma office which is currently scheduled to be removed from service prior to year end. Ninety-five percent of the necessary workstation replacements have been completed to date with the remaining 5% to be completed prior to December 1999.

Network Operating Systems Software

         The Company presently uses Windows NT4 and Windows 95 operating systems which are not Year 2000 compliant. The Company's original plan to implement Windows 2000 upon release is no longer viable as it has not yet been released. The Company is continuing the process of installing all vendor provided patches as they are released. Shortly after the release of Windows 2000, and if any Year 2000 issues arise, immediate implementation of Windows 2000 will begin.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Back Office Applications

         The Company's principal Microsoft desktop productivity applications are currently being replaced with Microsoft Office 2000 which is Year 2000 compliant. To date, 80% of the Company's desktop computers have been migrated to Microsoft Office 2000 and it is anticipated that the remaining 20% will be migrated prior to December 1999. Certain server applications such as SMS, SQL Arcserve and Inoculan, which allow the Company to manage data as well as maintain network integrity, were not Year 2000 compliant but have been upgraded to Year 2000 readiness using vendor provided patches. In some instances the current Year 2000 ready version has been installed.

Core Applications

         The Company's principal core applications are for reserve engineering and analysis, production reporting and financial and accounting systems. The reserve engineering application was upgraded to a Year 2000 compliant version during the second quarter of 1999. The production reporting application was upgraded to the Year 2000 compliant version in the Houston location during the third quarter of 1999 and was upgraded in the Tulsa location in November 1999. The Company completed the migration of its divisions to a single finance and accounting solution which is Year 2000 compliant during the third quarter of 1999.

         The Company believes that the program outlined above will mitigate its internal systems risk related to the Year 2000 problem. The incremental costs of this program in 1998 and 1999 are currently estimated to be between $400,000 and $600,000 in the aggregate, most of which would have been spent within the next year as part of the continuing process of upgrading information systems to the latest technology. These costs are being expensed as incurred except for any major investments in replacement computer hardware or new application systems projects that are normally capitalized and amortized over the life of the asset.

External Vendor and Customer Issues

         The Company also relies on the systems capabilities of various vendors and customers to conduct its business. The Company has polled its major vendors and customers to ensure that they will be Year 2000 compliant on a timely basis and to develop contingency plans for any disruption in their services or products that could have a significant adverse impact on the Company's business. These activities are intended to provide a means of managing risk, but cannot eliminate the potential for disruption due to third-party failure.

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

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         In the event of a Year 2000 compliance issue with a third party, the appropriate contingency plans will be implemented, including the use of manual systems and alternate vendors. The methodology used in the development of the contingency plans, was largely dependent upon the responses received from the Company's vendors and customers as to their Year 2000 compliance. The Company does not expect these risks to materialize in any significant manner. However, if Year 2000 failures do occur and are not corrected on a timely basis or otherwise mitigated by the Company's contingency plans, they could have a material adverse effect on the results of operations, liquidity and overall financial condition.

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

               The following table sets forth the Company's natural gas hedged position at September 30, 1999. At September 30, 1999 the Company did not have any oil hedges in place. The Company accounts for oil and natural gas futures contracts and commodity price swaps in accordance with FASB Statement No. 80 "Accounting for Futures Contracts".




      Contract                                 Weighted        Unrealized
   Maturity Date              Volume          Avg. Price      Gain (Loss)
  -----------------          -------        -------------     ------------
                             (MMbtu)        ($ per MMbtu)      ($ 000s)
              1999
  Fourth quarter               2,130            2.232          (1,043)
              2000             3,480            2.055          (2,105)
              2001             3,000            2.055          (1,815)
              2002             2,520            2.055          (1,525)
        Thereafter             4,840            2.055          (2,929)






         The Company uses fixed and variable rate long-term debt to finance the Company's capital spending program. These debt arrangements expose the Company to market risk related to changes in interest rates. The Company's weighted average interest rate on its fixed rate debt of $275 million is 10%. The weighted average interest rate on its variable rate debt of $117.0 million is 8.6% All of the Company's debt has been classified as short-term as a result of defaults under its debt agreements. See Note 2 to Condensed Consolidated Financial Statements.

                          KCS ENERGY, INC. - FORM 10-Q
                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         On April 27, 1999, the Fifth Court of Appeals in Dallas upheld summary judgment in favor of the Company in the Los Santos Suit. This is one of the two remaining Royalty Basis Suits. The royalty holders applied to the court for reconsideration. This request for reconsideration was denied and the court reaffirmed its previous judgment on August 17, 1999. The royalty holders applied to the Texas Supreme Court for review on September 28, 1999. The Texas Supreme Court has not yet determined whether it will review the matter. In the Jesus Yzaguirre Suit, the other remaining Royalty Basis Suit, the parties were notified on October 28, 1999, that the Fifth Court of Appeals in Dallas had determined that oral argument would not significantly aid it in determining the legal and factual issues presented, which are basically the same as in the Los Santos Suit. Accordingly, the appeal will be submitted to the Fifth Court of Appeals for decision on January 4, 2000.

         In another legal matter, the Company received a $1.75 million settlement in May 1999 in connection with a lawsuit regarding a severance tax dispute.

         The Company and several of its subsidiaries have been named as co-defendants along with numerous other industry parties in an action brought by Jack Grynberg on behalf of the Government of the United States. The complaint, filed under the Federal False Claims Act, alleges underpayment of royalties to the Government of the United States as a result of alleged mismeasurement of the volume and wrongful analysis of the heating content of natural gas produced from federal and Native American lands. The complaint is substantially similar to other complaints filed by Jack Grynberg on behalf of the Government of the United States against multiple other industry parties. All of the complaints have been consolidated in one proceeding. In April
         1999, the Government of the United States filed notice that it had decided not to intervene in these actions. The Company believes that the allegations in the complaint are without merit.

         The Company, Kerr-McGee Corporation, Kerr-McGee Onshore LP and two of the Company's subsidiaries have been named as defendants in a suit seeking a declaratory judgment brought by Mid American Capital Company and InterCoast Energy Company. The plaintiffs are requesting a declaration of the indemnity obligations of the parties in connection with certain environmental and surface restoration issues relating to the lands in Los Angeles County, California covered by the Rancho San Francisco and Ferguson oil, gas and mineral leases. The leases were initially owned by Kerr-McGee Onshore Oil & Gas LP and were among the assets acquired by the Company from Mid American In 1997. The Company believes that Kerr-McGee has indemnity obligations with respect to most of the restoration issues and, in the event that Kerr-McGee's indemnity is unavailable, that Mid American has indemnity obligations for 90% of any losses the Company may incur in connection with the matter.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits:

                  Exhibit 10.1. Amendment to Forbearance Agreement dated September 30, 1999 by and among KCS Energy, Inc. and certain affiliated entities, Canadian Imperial Bank of Commerce, as Agent, CIBC Inc., as Collateral Agent and the lenders party thereto from time to time.

                  Exhibit 10.2 Amendment to Forbearance Agreement dated September 30, 1999 by and among KCS Energy, Inc. and certain affiliated entities, Canadian Imperial Bank of Commerce, as Agent, CIBC Inc., as Collateral Agent, Bank One, Texas, National Association, as Co-Agent, Nationsbank of Texas, National Association, as Co-Agent and the lenders party thereto from time to time.

                  Exhibit 27 - Financial Data Schedule.

         (b) Reports on Form 8-K.

                  There were no reports on Form 8-K filed during the three months ended September 30, 1999.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       KCS ENERGY, INC.


      November 11, 1999                /s/ KATHRYN M. KINNAMON
      ------------------               ----------------------------------------
                                       Kathryn M. Kinnamon
                                       Vice President and Treasurer
                                       (Principal Financial Officer)

      November 11, 1999                /s/ FREDERICK DWYER
      ------------------               ----------------------------------------
                                       Frederick Dwyer
                                       Vice President, Controller
                                       and Secretary
                                       (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION
--------          -----------
10.1              Amendment to Forbearance Agreement dated September 30, 1999 by and among KCS Energy, Inc. and certain affiliated entities,
                  Canadian Imperial Bank of Commerce, as Agent, CIBC Inc., as
                  Collateral Agent and the lenders party thereto from time to time.

10.2 Amendment to Forbearance Agreement dated September 30, 1999 by and among KCS Energy, Inc. and certain affiliated entities, Canadian Imperial Bank of Commerce, as Agent, CIBC Inc., as
                  Collateral Agent, Bank One, Texas, National Association, as
                  Co-Agent, Nationsbank of Texas, National Association, as
                  Co-Agent and the lenders party thereto from time to time.

27                Financial Data Schedule.
