Form 10-K405
period 1999-12-31
KCS ENERGY INC
filed 2000-03-30
CIK 832820

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 1-11698

                                KCS ENERGY, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      22-2889587
(State or other jurisdiction of incorporation       (I.R.S. Employer Identification No.)
               or organization)

                         5555 SAN FELIPE ROAD, HOUSTON, TEXAS 77056
                     (Address of principal executive offices)    (Zip Code)

       Registrant's Telephone Number, Including Area Code: (713) 877-8006

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

                                 TITLE OF CLASS

                    Common Stock, par value $0.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the 25,550,154 shares of the Common Stock held by non-affiliates of the Registrant at the $1.375 closing price on March 1, 2000 was $35,131,462.

     Number of shares of Common Stock outstanding as of the close of business on March 1, 2000: 29,268,310

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates information by reference to Notice of and Proxy Statement for the 2000 Annual Meeting of Shareholders to the extent indicated herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

     KCS Energy, Inc. ("KCS" or the "Company") is an independent oil and gas company engaged in the acquisition, exploration, exploitation and production of domestic oil and natural gas properties. The Company was formed in 1988 in connection with the spin-off of the non-utility operations of NUI Corporation, a New Jersey-based natural gas distribution company that had been engaged in the oil and gas exploration and production business since the late 1960s. The Company's properties are located in three regions: the Mid-Continent (which includes the Rocky Mountain area), onshore Gulf Coast and, primarily through its Volumetric Production Payment program ("VPP program"), the offshore Gulf of Mexico.

     During 1997 and 1998, due to very low prices for natural gas and crude oil and, in 1998, due to disappointing performance of certain properties in the Rocky Mountain area which resulted in non-cash ceiling writedowns of its oil and gas assets and the reduction to zero of the book value of net deferred tax assets, the Company incurred significant losses. As a result of these non-cash adjustments, the Company has negative stockholders' equity and continues to be in default of certain covenants in its bank credit facilities. As a consequence, the Company cannot borrow under the revolving credit facilities. The Company's independent public accountants issued modified reports for 1998 and 1999 with respect to the ability of the Company to continue as a going concern, which also constitutes a default under the revolving bank credit agreements. The Company is also in default with respect to its senior note and senior subordinated note obligations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 2 to Consolidated Financial Statements.

     In 1999 gas and oil prices strengthened considerably. Average realized gas prices were 5% higher and average realized oil prices were 41% higher in 1999 as compared to 1998 (although 1999 average realized gas prices were 9% lower and 1999 oil prices were 14% lower than in 1997). Also in 1998, the Company implemented a program designed to improve its financial situation and the overall efficiency of the Company and its subsidiaries. The Company reduced its workforce by over 30% during the two-year period ending December 31, 1999, closed its New Jersey corporate office and froze senior management salaries for 1999. Expense reduction initiatives lowered lease operating expenses and general and administrative expenses by approximately 13% during 1999. Capital investments were reduced in 1999 and a property divestiture program was implemented whereby the Company sold non-core properties and raised net proceeds of approximately $27.7 million. In addition, the Company engaged financial advisors to pursue a financial restructuring.

     On January 18, 2000, the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") entered an order for relief under Chapter 11 of the Bankruptcy Code against KCS Energy, Inc. Also on January 18, 2000, each of KCS Energy, Inc.'s subsidiaries filed voluntary petitions under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court. KCS and its subsidiaries are currently operating their businesses and managing their properties as debtors in possession under Chapter 11 of the Bankruptcy Code. See Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources and Note 2 to Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

     The information discussed in this Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical facts, included herein regarding planned capital expenditures, increases in oil and gas production, the number of anticipated wells to be drilled after the date hereof, the Company's financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties, and the Company can give no assurance that such expectations will prove to be correct. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the timing and success of the Company's drilling activities, the volatility of prices and supply and demand for oil and gas, the numerous uncertainties inherent in estimating quantities of oil and gas reserves and actual future production rates and associated costs, the usual hazards associated with the oil and gas industry (including blowouts, cratering, pipe failure, spills, explosions and other unforeseen hazards), and changes in regulatory requirements. Some of these risks (as well as others) are described more fully elsewhere in this Form 10-K.

     All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

  Oil and Gas Operations

     All of the Company's exploration and production activities are located within the United States. The Company competes with major oil and gas companies, other independent oil and gas concerns and individual producers and operators in the areas of reserve and leasehold acquisitions and the exploration, development, production and marketing of oil and gas, as well as contracting for equipment and hiring of personnel. Oil and gas prices have been volatile historically and are expected to continue to be volatile in the future. Prices for oil and gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond the Company's control. These factors include political conditions in the Middle East and elsewhere, the foreign supply of oil and gas, the price of foreign imports, the level of consumer product demand, weather conditions, domestic and foreign government regulations and taxes, the price and availability of alternative fuels and overall economic conditions.

     No single customer accounted for more than 10% of the Company's annual consolidated revenues in the three years ended December 31, 1999.

  Exploration and Production Activities

     During the three-year period ended December 31, 1999, the Company participated in drilling 275 gross wells, of which 74% were successful. In 1999 the Company participated in drilling 75 wells, of which 85% were successful. This included 62 development wells and 13 exploration wells with success rates of 87% and 77%, respectively.

     In 1999, the Company concentrated its drilling programs predominately in the Mid-Continent and Onshore Gulf Coast regions. In the Mid-Continent region the Company drilled 7 wells in the Arkoma Basin, 14 wells in the Anadarko Basin, 7 wells in North Louisiana, 17 wells in the Permian Basin and 12 wells at a non-operated Montana Field. The Company also drilled 18 wells in the Onshore Gulf Coast region.

     In 1999, the Company participated in the acquisition of two properties: one producing South Texas property and a group of non-producing Niagran Reef wells in Michigan. The Company intends to continue to focus its 2000 capital drilling program with low risk stepout and extension wells in the Mid-Continent Region and medium-risk exploration wells with higher reserve potential in the Gulf Coast Region. The Company also intends to supplement the drilling programs with strategic acquisitions.

  Volumetric Production Payment Program

     The Company augments its working interest ownership of properties with a VPP program, a method of acquiring oil and gas reserves scheduled to be delivered in the future at a discount to the current market price in exchange for an up-front cash payment. A VPP entitles the Company to a priority right to a specified volume of oil and gas reserves scheduled to be produced and delivered over a stated time period. Although specific terms of the Company's VPPs vary, the Company is generally entitled to receive delivery of its scheduled oil and gas volumes at agreed delivery points, free of drilling and lease operating costs and, in most cases, free of state severance taxes. The Company believes that its VPP program diversifies its reserve base and achieves attractive rates of return while minimizing the Company's exposure to certain development, operating and reserve volume risks. Typically, the estimated proved reserves of the properties underlying a VPP are substantially greater than the specified reserve volumes required to be delivered pursuant to the production payment.

     Since the inception of the VPP program in August 1994 through December 31, 1999, the Company has invested $207.9 million under the VPP program and has acquired proved reserves of 117.8 Bcfe of natural gas and oil. The Company has recognized approximately $201.4 million in revenue from the sale of oil and gas acquired under the program, with 16.0 Bcfe of conventional VPPs and 14.6 Bcfe of a Michigan VPP now owned as a working interest scheduled for future deliveries. During 1999, the Company invested $12.2 million in three separate VPP transactions and acquired 6.1 Bcfe of natural gas equivalent, located in the Gulf of Mexico.

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

  Oil and Gas Risk Factors

     Set forth below, are certain risk factors to which the Company is subject as a result of its operations in the oil and gas industry.

     Volatile Nature of Oil and Gas Markets; Fluctuation in Prices. The Company's future financial condition and results of operations are highly dependent on the demand and prices received for the Company's oil and gas production and on the costs of acquiring, developing and producing reserves. Oil and gas prices have been volatile historically and are expected by the Company to continue to be volatile in the future. Prices for oil and gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond the Company's control. These factors include political conditions in the Middle East and elsewhere, domestic and foreign supply of oil and gas, the level of consumer demand, weather conditions, domestic and foreign government regulations and taxes, the price and availability of alternative fuels and overall economic conditions. A decline in oil or gas prices may adversely affect the Company's cash flow, liquidity and profitability. Lower oil or gas prices also may reduce the amount of the Company's oil and gas that can be produced economically. It is impossible to predict future oil and gas price movements with any certainty.

     Dependence on Acquiring and Finding Additional Reserves. The Company's prospects for future growth and profitability will depend primarily on its ability to replace reserves through acquisitions, development and exploratory drilling. The decision to purchase, explore or develop an interest or property will depend in part on the evaluation of data obtained through geophysical and geological analyses and engineering studies, the results of which are often inconclusive or subject to varying interpretations. Acquisitions may not be available at attractive prices, and there can be no assurance that the Company's acquisition and exploration activities or planned development projects will result in significant additional reserves, or that the Company will have continuing success in drilling economically productive wells. Without acquiring or developing additional reserves, the Company's proved reserves and revenues will decline.

     Reliance on Estimates of Reserves and Future Net Cash Flows. There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves, including many factors beyond the Company's control. This Form 10-K includes estimates by independent petroleum engineers of the Company's oil and gas reserves and future net cash flows. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. Estimates of oil and gas reserves and of future net cash flow depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulation by government agencies and assumptions concerning future oil and gas prices, operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net cash flows expected therefrom prepared by different engineers or by the same engineers at different times may vary significantly. Actual production, revenues and expenditures with respect to the Company's reserves likely will vary from estimates, and such variances may be material. The Company's reserves and future cash flows may be subject to revisions, based upon production history, oil and gas prices, performance of counterparties under agreements to which the Company is a party, operating and development costs and other factors.

     The PV-10 values referred to in this Form 10-K should not be construed as the current market value of the estimated oil and gas reserves attributable to the Company's properties. In accordance with applicable requirements of the Securities and Exchange Commission ("SEC"), PV-10 is generally based on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by factors such as the amount and timing of actual production, supply and demand for oil and gas, curtailments or increases in consumption by natural gas purchasers and changes in government regulations or taxation. The present value will be affected by the timing of both the production and the incurrence of expenses in connection with development and production of oil and gas properties. In addition, the 10% discount factor, which is required by the SEC to be used to calculate present value for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the Company and its properties or the oil and gas industry in general.

     Exploration Risks. Exploratory drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be encountered, and there can be no assurance that new wells drilled by the Company will be productive or that the Company will recover all or any portion of its investment. Drilling for oil and gas may involve unprofitable efforts, not only from non-productive wells, but from wells that are productive but do not provide sufficient net revenues to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain. The Company's drilling operations may be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond the Company's control, including title problems, weather conditions, compliance with government requirements and shortages or delays in the delivery of equipment and services.

     Marketing Risks. The Company's ability to market oil and gas at commercially acceptable prices is dependent on, among other factors, the availability and capacity of gathering systems and pipelines, federal and state regulation of production and transportation, general economic conditions and changes in supply and demand. The Company's inability to respond appropriately to these changing factors could have a negative effect on the Company's profitability.

     Acquisition Risks. Acquisitions of oil and gas businesses, properties and volumetric production payments have been an important element of the Company's business, and the Company will continue to seek acquisitions in the future. Even though the Company performs a review (including review of title and other records) of the major properties it seeks to acquire that it believes is consistent with industry practices, such reviews are inherently incomplete, and it is generally not feasible for the Company to review in-depth every property and all records. Even an in-depth review may not reveal existing or potential problems or permit the Company to become familiar enough with the properties to assess fully their deficiencies and capabilities, and the Company may assume environmental and other liabilities in connection with acquired businesses and properties.

     Operating Risks. The Company's operations are subject to numerous risks inherent in the oil and gas industry, including the risks of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental accidents such as oil spills, natural gas leaks, ruptures or discharges of toxic gases, the occurrence of any of which could result in substantial losses to the Company due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. The Company's operations may be materially curtailed, delayed or canceled as a result of numerous factors, including the presence of unanticipated pressure or irregularities in formations, accidents, title problems, weather conditions, compliance with government requirements and shortages or delays in the delivery of equipment. In accordance with customary industry practice, the Company maintains insurance against some, but not all, of the risks described above. There can be no assurance that the levels of insurance maintained by the Company will be adequate to cover any losses or liabilities. The Company cannot predict the continued availability of insurance, or availability at commercially acceptable premium levels.

     Competitive Industry. The oil and gas industry is highly competitive. The Company competes for oil and gas business and property acquisitions and for the exploration, development, production, transportation and marketing of oil and gas, as well as for equipment and personnel, with major oil and gas companies, other independent oil and gas concerns and individual producers and operators. Many of these competitors have financial and other resources, which substantially exceed those available to the Company.

     Government Regulation. The Company's business is subject to certain federal, state and local laws and regulations relating to the drilling, production, transportation and marketing of oil and gas, as well as environmental and safety matters. Such laws and regulations have generally become more stringent in recent years, often imposing greater liability on an increasing number of parties. Because the requirements imposed by such laws and regulations are frequently changed, the Company is unable to predict the effect or cost of compliance with such requirements or their effects on oil and gas use or prices. In addition, legislative proposals are frequently introduced in Congress and state legislatures, which if enacted, might significantly affect the oil and gas industry. In view of the many uncertainties, which exist with respect to any legislative proposals, the effect on the Company of any legislation which might be enacted cannot be predicted.

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

     The Company believes that its operations comply in all material respects with all applicable laws and regulations and that the existence and enforcement of such laws and regulations have no more restrictive an effect on the Company's method of operations than on other similar companies in the energy industry.

     The following discussion contains summaries of certain laws and regulations and is qualified in its entirety by the foregoing.

     State Regulations Affecting Production Operations. The Company's onshore exploration, production and exploitation activities are subject to regulation at the state level. Such regulation varies from state to state, but generally includes requiring permits for drilling wells, maintaining bonding requirements to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, plugging and abandoning wells, and the disposal of fluids used in connection with operations. The Company's operations are also subject to various state conservation laws and regulations. These include regulation of the size of drilling and spacing units or proration units, spacing of wells and the unitization or pooling of oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, restrict the venting or flaring of gas and impose certain requirements regarding the ratability of production. These regulations and requirements may affect the profitability of affected properties or operations, and the Company is unable to predict the future cost or impact of complying with such regulations.

     Regulations Affecting Sales and Transportation of Oil and Gas. Various aspects of the Company's oil and gas operations are regulated by agencies of the federal government. The Federal Energy Regulatory Commission (the "FERC") regulates the transportation of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938 (the "NGA") and the Natural Gas Policy Act of 1978 (the "NGPA"), including some natural gas produced or marketed by the Company. In the past, the federal government has regulated the prices at which the Company's natural gas could be sold. Currently, "first sales" of natural gas by producers and marketers, and all sales of crude oil, condensate and natural gas liquids, can be made at uncontrolled market prices, but Congress could reenact price controls at any time.

     Commencing in April 1992, the FERC issued its Order No. 636 and related clarifying orders ("Order No. 636") which, among other things, restructured the interstate natural gas industry and required interstate pipelines to provide transportation services separate, or "unbundled," from the pipelines' purchases and sales of natural gas. Order No. 636 and certain related "restructuring proceedings" affecting individual pipelines were the subject of a number of judicial appeals and orders on remand by the FERC. Order No. 636 has largely been upheld on appeal. The FERC continues to address Order 636-related issues (including transportation capacity auctions, alternative and negotiated ratemaking, policy matters affecting gas markets and gas industry standards) in a number of pending proceedings. The FERC continues to examine its policies affecting the natural gas industry. It is not possible for the Company to predict what effect, if any, the ultimate outcome of the FERC's various initiatives will have on the Company's operations.

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

     The FERC continues to authorize the sale and abandonment from NGA regulation of natural gas gathering facilities previously owned by interstate pipelines. Such facilities (and services on such systems) may be subject to regulation by state authorities in accordance with state law. A number of states either have enacted new laws or are considering the inadequacy of existing laws affecting gathering rates and/or services. For example, the Railroad Commission of Texas recently issued a code of conduct governing transportation and gathering services provided by intrastate pipelines and gatherers, and has affirmed that services are to be provided to shippers without undue discrimination. Other states have implemented specific regulations covering gathering services. In general, state regulation of gathering facilities includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements, but does not generally entail regulation of the gathering rates charged. Natural gas gathering may receive greater regulatory scrutiny by state agencies in the future, and in that event, the Company's gathering operations could be adversely affected; however the Company does not believe that it would be affected by such regulation any differently from other natural gas producers or gatherers. The effects, if any, of changes in existing state or FERC policies on the Company's gas gathering or gas marketing operations are uncertain.

     Sales of crude oil, condensate and natural gas liquids by the Company are not currently regulated and are made at market prices. The price the Company receives from the sale of these products is affected by the cost of transporting the products to market. Effective January 1, 1995, the FERC implemented regulations establishing an indexing system for transportation rates for oil pipelines, which generally index such rates to inflation, subject to certain conditions and limitations. The Company is not able to predict with certainty what effect, if any, these regulations will have on its business, but other factors being equal, the regulations may tend to increase transportation costs or reduce wellhead prices under certain conditions.

     Federal Regulations Affecting Production Operations. The Company also operates federal and Native American oil and gas leases, which are subject to the regulation of the United States Bureau of Land Management ("BLM"), the Bureau of Indian Affairs ("BIA") and the United States Minerals Management Service ("MMS").

     MMS, BIA and BLM leases contain relatively standardized terms requiring compliance with detailed regulations and, in the case of offshore leases, orders pursuant to the Outer Continental Shelf Lands Act ("OCSLA") (which are subject to change by the MMS). Such regulations specify, for example, lease operating, safety and conservation standards, as well as well plugging and abandonment and surface restoration requirements. To cover the various obligations of lessees of federal and Native American lands, including lessees of Outer Continental Shelf ("OCS") lands, the BIA, BLM and MMS generally require that lessees to post bonds or other acceptable assurances that such obligations will be met. The cost of such bonds or other surety can be substantial and there is no assurance that any particular lease operator can obtain bonds or other surety in all cases. Under certain circumstances, the MMS, BIA or BLM may require operations on federal or Native American leases to be suspended or terminated. Any such suspension or termination could adversely affect the Company's interests. The MMS has issued a notice of proposed rulemaking in which it proposes to amend its regulations governing the calculation of royalties and the valuation of crude oil produced from federal leases. This proposed rule would modify the valuation procedures for both arm's length and non-arm's length crude oil transactions to decrease reliance on oil posted prices and assign a value to crude oil that better reflects its market value, establish a new MMS form for collecting differential data, and amend the valuation procedure for the sale of federal royalty oil. The Company cannot predict what action the MMS will take on this matter, nor can it predict how the Company will be affected by any change to this regulation. The MMS also continues to consider changes to the way it values natural gas for royalty payments. These changes would establish an alternative market-based method to calculate royalties on certain natural gas sold to affiliates or pursuant to non-arm's length sales contracts. Discussions among the MMS, industry officials and Congress are continuing, although it is uncertain whether and what changes may ultimately be proposed regarding gas royalty valuation.

     Additional proposals and proceedings that might affect the oil and gas industry are pending before Congress, the FERC, the MMS, the BLM, the BIA, state commissions and the courts. The Company cannot predict when or whether any such proposals may become effective. Historically, the natural gas industry has been very heavily regulated. There is no assurance that the current regulatory approach pursued by various agencies will continue indefinitely. Notwithstanding the foregoing, it is not anticipated that compliance with existing federal, state and local laws, rules and regulations will have a material or significantly adverse effect upon the capital expenditures, earnings or competitive position of the Company.

     Operating Hazards and Environmental Matters. The oil and gas business involves a variety of operating risks, including the risk of fire, explosions, blowouts, pipe failure, casing collapse, abnormally pressured formations and environmental hazards such as oil spills, natural gas leaks, ruptures and discharge of toxic gases. The occurrence of any of these hazards could result in substantial losses to the Company due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, cleanup responsibilities, regulatory investigation and penalties and suspension of operations. Although the Company believes it is adequately insured, such hazards may hinder or delay drilling, development and production operations.

     Oil and gas operations are subject to extensive federal, state and local laws and regulations that regulate the discharge of materials into the environment or otherwise relate to the protection of the environment. These laws and regulations may require the acquisition of a permit before drilling commences; restrict or prohibit the types, quantities and concentration of substances that can be released into the environment or wastes that can be disposed of in connection with drilling and production activities; prohibit drilling activities on certain lands lying within wetlands or other protected areas, and impose substantial liabilities for pollution resulting from drilling and production operations. Failure to comply with these laws and regulations may also result in civil and criminal fines and penalties.

     The Company's properties and any wastes generated by the Company that may have been disposed thereon or on other lands may be subject to federal or state environmental laws that could require the Company to remove the wastes or remediate contamination. For example, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the original conduct, on certain classes of persons who are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies, and it is not uncommon for neighboring landowners and other third parties to assert claims for personal injury and property damage allegedly caused by the release of hazardous substances.

     Environment. The Company owns the following two oil and gas leases covering an aggregate of approximately 11,000 acres in Los Angeles County, California:

          a. Oil and Gas Lease dated June 13, 1935, from Newhall Land and Farming Company, as Lessor, to Barnsdall Oil Company, as Lessee (the "RSF Lease") and

          b. Oil and Gas Lease dated June 6, 1941, from the Newhall Corporation, as Lessor, to C.G. Willis, as Lessee (the "Ferguson Lease").

The RSF Lease and the Ferguson Lease are herein called "Leases." Oil and gas production from such lands commenced shortly after the RSF Lease was granted and has continued to date.

     From inception of the Leases until October 30, 1990, the Leases were owned by entities that through corporate succession and name change ultimately became Sun Operating Limited Partnership ("Sun L.P."). On October 30, 1990, Sun L.P. transferred the Leases to DKM Offshore Energy, Inc. ("DKM") and Neste Oil Services Inc. ("Neste"). In the assignment of the Leases, Sun L.P. indemnified DKM and Neste from environmental claims resulting from the indemnitors' operations provided that such environmental claims were made within ten years from October 30, 1990. Shortly after the transfer to DKM and Neste, DKM acquired Neste's rights and, subsequently, DKM became Medallion California Properties Company ("Medallion California"). Later, the Company acquired the stock of Medallion California . Also, Sun L.P. became Kerr-McGee Oil & Gas Onshore L.P. ("Kerr-McGee L.P."). In connection with the purchase of Medallion California by KCS, InterCoast Energy Company ("InterCoast") indemnified the Company and Medallion California for up to 90% of the costs of environmental remediation not assumed by Kerr-McGee L.P. InterCoast's parent, MidAmerican Capital Company ("MidAmerican"), guaranteed InterCoast's indemnity obligations.

     Kerr-McGee L.P. has identified 21 sites for cleanup on the lands covered by the Leases and has a Remedial Action Plan ("RAP") approved by the Los Angeles County Regional Water Quality Control Board to effect such cleanup. The primary contaminant identified for this cleanup is petroleum waste. The Company believes that Kerr-McGee L.P. will ultimately accomplish the RAP and that the Company has no exposure for remediation of these 21 sites.

     In addition to the 21 sites identified in the RAP, the Company has identified and analyzed samples from numerous additional sites and has found that certain of those sites are contaminated with petroleum waste. The Company has described those sites to the lessors, Kerr-McGee L.P., InterCoast and MidAmerican. While there can be no assurance, the Company believes that additional site analysis is required to determine whether unidentified sites may require remediation.

     Litigation is currently pending among Kerr-McGee L.P., InterCoast, MidAmerican and the Company in which InterCoast and MidAmerican seek a declaratory judgment declaring the rights and obligations of each party under the indemnity by Kerr-McGee L.P. and also by InterCoast and MidAmerican. See"Litigation."

     Also, the Company's operations may be subject to the Clean Air Act ("CAA") and comparable state and local requirements. Amendments to the CAA were adopted in 1990 and contain provisions that may result in the gradual imposition of certain pollution control requirements with respect to air emissions from the Company's operations. The EPA and state governments have been developing regulations to implement these requirements. The Company may be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with maintaining or obtaining permits and approvals addressing other air emission-related issues. The Company does not believe that its operations will be materially adversely affected by any such requirements.

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

     The Company's operations are also subject to the federal Clean Water Act ("CWA") and analogous state laws. The Company may be required to incur certain capital expenditures in the next several years in order to comply with prohibitions against the discharge of produced waters into coastal waters or increased operating expenses in connection with offshore operations in coastal waters. Pursuant to other requirements of the CWA, the EPA has adopted regulations concerning discharges of storm water runoff. This program requires covered facilities to obtain individual permits, participate in a group permit or seek coverage under an EPA general permit. While certain of its properties may require permits for discharges of storm water runoff, the Company believes that it will be able to obtain, or be included under, such permits, where necessary, and make minor modifications to existing facilities and operations that would not have a material effect on the Company. Additionally, pursuant to the Safe Drinking Water Act, the EPA has adopted regulations concerning permitting and operations of underground injection control ("UIC") wells, including wells used in enhanced recovery and disposal operations associated with exploration and production activities. The United States Department of Justice has alleged that certain of the Company's UIC wells in Toole and Liberty counties, Montana in the Rocky Mountain Region have not complied with such regulations in certain instances. The Company has executed a consent decree with respect to this matter and believes that resolution of this matter will not have a material adverse effect on the Company.

     In addition, the disposal of wastes containing naturally occurring radioactive material which are commonly generated during oil and gas production is regulated under state law. Typically, wastes containing naturally occurring radioactive material can be managed on-site or disposed of at facilities licensed to receive such waste at costs that are not expected to be material.

EMPLOYEES

     The Company and its subsidiaries employed a total of 178 persons on December 31, 1999.

ITEM 2. PROPERTIES.

OIL AND GAS PROPERTIES

     The following table sets forth data as of December 31, 1999 regarding the number of gross producing wells and the estimated quantities of proved oil and gas reserves attributable to the Company's properties.

                                                                     ESTIMATED PROVED RESERVES
                                                        GROSS     -------------------------------
                                                      PRODUCING     OIL     NATURAL GAS    TOTAL
LOCATION                                                WELLS     (MBBLS)     (MMCF)      (MMCFE)
--------                                              ---------   -------   -----------   -------
Mid-Continent Region:
  Sawyer Canyon and Sonora Fields, Texas............      355         13       34,697      34,773
  Newhall-Potrero Field, California.................       43      1,680        1,684      11,767
  Hartland Area, Michigan...........................       --        682       12,675      16,768
  Elm Grove Field, Louisiana........................       32         19       13,762      13,876
  Shugart, W. Field, New Mexico.....................        8        483          170       3,066
  Mayfield/Hayes Properties, Michigan...............        8        374        6,944       9,190
  Wilburton Field, Oklahoma.........................        8         --        3,831       3,831
  Pittsburg Field, Texas............................       32        521          120       3,248
  Mills Ranch Field, Texas..........................       23         56        3,292       3,625
  Others............................................      354      1,488       28,987      37,913
                                                        -----      -----      -------     -------
          Total.....................................      863      5,316      106,162     138,057
                                                        -----      -----      -------     -------
  Rocky Mountain Area:
  Manderson Field, Wyoming..........................       60        241       19,559      21,004
  Battle Creek Field, Montana.......................       76         --        4,416       4,416
  Others............................................      523      1,424        9,687      18,230
                                                        -----      -----      -------     -------
          Total.....................................      659      1,665       33,662      43,650
                                                        -----      -----      -------     -------
Gulf Coast Region:
  Langham Creek Area, Texas.........................       20        202       21,136      22,350
  Provident City Field, Texas.......................       47        125        8,521       9,269
  Clara, N. Field, Mississippi......................        1        256          950       2,486
  Others............................................      247        521       33,906      37,032
                                                        -----      -----      -------     -------
          Total.....................................      315      1,104       64,513      71,137
                                                        -----      -----      -------     -------
Offshore Gulf of Mexico Region:
  Working Interest Properties.......................       48        241        6,915       8,361
  Volumetric Production Payments (VPPs).............      n/a         15       15,867      15,960
                                                        -----      -----      -------     -------
          Total.....................................       48        256       22,782      24,321
                                                        -----      -----      -------     -------
          Total Company.............................    1,885      8,341      227,119     277,165
                                                        =====      =====      =======     =======

MID-CONTINENT REGION

     The Mid-Continent Region is primarily comprised of producing properties in the Anadarko, Ardmore, Arklatex (North Louisiana), Arkoma, Michigan and Permian basins. The Company views the Mid-Continent Region as providing a solid base of production replacement and plans to continue to exploit areas within the various basins that require additional wells for adequate reserve drainage and to drill low-risk exploration wells. These wells are generally step-out and extension type wells with moderate reserve potential. The Company endeavors to be the operator when it holds a majority of the working interest.

     Estimated proved reserves in the Mid-Continent Region were 138.1 Bcfe as of December 31, 1999 representing approximately 50% of the Company's reserves. During the year ended December 31, 1999, in this Region the Company participated in drilling 54 gross (28.4 net) development wells and 3 gross (1.6 net) exploratory wells with completion success rates of 87% and 67%, respectively. At December 31, 1999, the Company owned leasehold interests within the Mid-Continent Region covering approximately 220,000 gross (139,000 net) acres.

  Rocky Mountain Area

     In the Rocky Mountain area, the Company's operations are primarily in the Big Horn Basin in Wyoming. Operationally, this geographic area reports to the Mid-Continent Division. In mid-1998, because of particularly low commodity prices and disappointing drilling results, the Company curtailed its capital spending program and implemented a cost-reduction plan, which has reduced operating and administrative expenses. Because of restricted capital, the Company plans no substantial development or exploration activity in the Rocky Mountain area.

     Estimated proved reserves in the Rocky Mountain area were 43.7 Bcfe as of December 31, 1999 representing approximately 16% of the Company's reserves. Twelve non-operated wells were drilled in Montana in 1999 and are included in the Mid-Continent Region drilling statistics. As of December 31, 1999, the Company owned working interests covering approximately 260,000 gross (208,000 net) acres in the area, primarily in the Big Horn Basin.

ONSHORE GULF COAST REGION

     The Onshore Gulf Coast Region is primarily comprised of producing properties in south Texas, coastal Louisiana and the Mississippi Salt Basin. The Company conducts development programs and pursues moderate-risk, higher-exposure exploration drilling programs. The Onshore Gulf Coast Region has prospects, which are expected to provide the key area of future growth for the Company. Estimated proved reserves in the region were 71.1 Bcfe as of December 31, 1999, which represented approximately 25% of the Company's reserves.

     During 1999 the Company drilled 8 gross (2.7 net) development wells and 10 gross (5.6 net) exploratory wells in the Onshore Gulf Coast Region. The 1999 success rates were 87% for development wells and 80% for exploratory wells. The Company owns or controls approximately 135,000 gross (42,000 net) acres in the Onshore Gulf Coast Region.

OFFSHORE GULF OF MEXICO REGION

     The Gulf of Mexico Region includes assets that can be characterized in two categories. The first category is minor working interest properties obtained primarily through the Medallion Acquisition. The Company has working interests ranging from 4% to 14% in 12 offshore fields (including blocks located in the East Cameron, Eugene Island, Ship Shoal, South Timbalier, Vermilion and West Cameron areas), which are operated by other companies, primarily Newfield Exploration Company. The second category is proved reserves acquired through VPP transactions. Through a series of VPP transactions, the Company has acquired certain interests in 12 federal leases off the coasts of Texas and Louisiana. Major fields include the High Island 303/304, the West Cameron 427 and the South Marsh Island 17.

     Proved reserves for these two categories were estimated as of December 31, 1999 to be 24.3 Bcfe, representing approximately 9% of the Company's reserves. Reserves for conventional VPPs were 16.0 Bcfe, or approximately 6% of the Company's December 31, 1999 reserves.

  Volumetric Production Payment (VPP) Program

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

     Since the inception of the VPP program in late 1994, the Company had invested $207.9 million in 28 separate transactions and had acquired proved reserves of 117.8 Bcfe, consisting of 108.2 Bcf of natural gas and 1.6 MMbbls of oil. This represents an average net acquisition cost of $1.76 per Mcfe, without the burden of development and lease operating expenses. Through December 31, 1999, the Company had recovered approximately $201.4 million from the sale of oil and gas received under its VPP program. The properties which constitute the VPP program, are principally located in the Gulf of Mexico.

     During 1999, the Company invested $12.2 million in three separate VPP transactions and acquired 6.1 Bcfe of natural gas, located in the Gulf of Mexico.

     Although it has not done so in the past, the Company is exploring the expansion of the VPP program through joint venture partnerships or similar arrangements with third parties.

OIL AND GAS RESERVES

     The reserve estimates and associated cash flows as of December 31, 1999 for all properties were prepared by Netherland, Sewell & Associates, Inc.

     The reserve estimates and associated cash flows as of December 31, 1998 were prepared by KCS and several independent petroleum engineers. The reports for the KCS Medallion Resources, Inc.; KCS Mountain Resources, Inc.; KCS Resources, Inc.; and KCS Michigan Resources, Inc. properties, which collectively represent 100% of KCS's proved reserves on working interest properties, and 85.4% of KCS's total proved reserves as of December 31, 1998, were audited by Netherland, Sewell & Associates, Inc. pursuant to the principles set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserve Information promulgated by the Society of Petroleum Engineers. The independent reserve engineers' estimates were based upon a review of production histories and other geologic, economic, ownership and engineering data provided by the Company or third-party operators.

     The following table sets forth, as of December 31, 1999, summary information with respect to estimates of the Company's proved oil and gas reserves. The present value of future net revenues in the table should not be construed to be the current market value of the estimated oil and gas reserves owned by the Company.

                                                       DECEMBER 31, 1999
                                                       -----------------
PROVED RESERVES:
Natural gas (MMcf)..................................        227,119
Oil (Mbbls).........................................          8,341
Total (MMcfe).......................................        277,165
Future net revenues ($000s).........................       $435,988
Present value of future net revenues ($000s)........       $292,790
PROVED DEVELOPED RESERVES:
Natural gas (MMcf)..................................        175,896
Oil (Mbbls).........................................          7,568
Total (MMcfe).......................................        221,304
Future net revenues ($000s).........................       $362,378
Present value of future net revenues ($000s)........       $253,943

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

     In accordance with SEC guidelines, the estimates of future net revenues from the Company's proved reserves and the present value thereof are made using oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including, in the case of natural gas contracts, the use of fixed and determinable contractual price escalations. Gas prices are based on either a contract price or a December 31, 1999 NYMEX price of $2.329 per MMBTU, adjusted by lease for BTU content, transportation fees and regional price differentials. Oil prices are based on a December 31, 1999 West Texas Intermediate posted price of $22.75 per barrel, adjusted by lease for gravity, transportation fees and regional posted price differentials. The prices for natural gas and oil are subject to substantial seasonal fluctuations, and prices for each are subject to substantial fluctuations as a result of numerous other factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ACREAGE

     The following table sets forth certain information with respect to the Company's developed and undeveloped leased acreage as of December 31, 1999. The leases in which the Company has an interest are for varying primary terms, and many require the payment of delay rentals to continue the primary term. The leases may be surrendered by the operator at any time by notice to the lessors, by the cessation of production, fulfillment of commitments, or by failure to make timely payments of delay rentals. Excluded from the table are the Company's interests in the properties subject to volumetric production payments.

                                                  DEVELOPED ACRES    UNDEVELOPED ACRES
                                                 -----------------   -----------------
STATE                                             GROSS      NET      GROSS      NET
-----                                            -------   -------   -------   -------
Texas..........................................  106,083    63,517    71,510    22,742
Louisiana......................................   33,896    22,026    35,589    25,636
Oklahoma.......................................   56,229    24,425     2,354     1,289
Wyoming........................................   51,276    47,939   150,000   143,487
Offshore.......................................   84,258     7,040        --        --
Other..........................................   75,641    24,697    33,127    13,347
                                                 -------   -------   -------   -------
          Total................................  407,383   189,644   292,580   206,501
                                                 =======   =======   =======   =======

DRILLING ACTIVITIES

     All of the Company's drilling activities are conducted through arrangements with independent contractors. Certain information with regard to the Company's drilling activities during the years ended December 31, 1999, 1998 and 1997, is set forth below.

                                                        YEAR ENDED DECEMBER 31,
                                               ------------------------------------------
                                                   1999           1998           1997
                                               ------------   ------------   ------------
TYPE OF WELL                                   GROSS   NET    GROSS   NET    GROSS   NET
------------                                   -----   ----   -----   ----   -----   ----
Development:
  Oil........................................    9      7.5     9      6.4    33     33.0
  Natural gas................................   45     19.5    33     16.2    42     29.2
  Non-productive.............................    8      4.1    13      9.1    18     16.4
                                                --     ----    --     ----    --     ----
          Total..............................   62     31.1    55     31.7    93     78.6
                                                ==     ====    ==     ====    ==     ====
Exploratory:
  Oil........................................    1      0.5     6      3.5     1      1.0
  Natural gas................................    9      4.4     3      2.2    12      7.2
  Non-productive.............................    3      2.3    10      6.2    20     13.9
                                                --     ----    --     ----    --     ----
          Total..............................   13      7.2    19     11.9    33     22.1
                                                ==     ====    ==     ====    ==     ====

     At December 31, 1999, the Company was participating in the drilling of 4 gross (2.0 net) wells.

PRODUCTION AND SALES

     The following table presents certain information with respect to oil and gas production attributable to the Company's properties and average sales prices during the three years ended December 31, 1999, 1998 and 1997.

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1999      1998      1997
                                                          -------   -------   -------
Production:
  Gas (MMcf)............................................   50,471    50,070    43,700
  Oil (Mbbl)............................................    1,286     1,650     1,696
  Liquids (Mbbl)........................................      122        96       128
          Total (MMcfe).................................   58,919    60,547    54,644
Average Price:
  Gas (per Mcf).........................................  $  2.18   $  2.08   $  2.40
  Oil (per bbl).........................................    16.04     11.41     18.57
  Liquids (per bbl).....................................    11.25      7.93     11.02
          Total (per Mcfe)..............................     2.24      2.04      2.52

OTHER FACILITIES

     Principal offices of the Company and its operating subsidiaries are leased in modern office buildings in Houston, Texas and Tulsa, Oklahoma.

     The Company believes that all of its property, plant and equipment are well maintained, in good operating condition and suitable for the purposes for which they are used.

ITEM 3. LEGAL PROCEEDINGS.

     Information with respect to this Item is contained in Note 10 to the Consolidated Financial Statements on pages 42 through 45 of this Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the three months ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     In accordance with the terms of its debt agreements, the Company is currently prohibited from paying cash dividends. See Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources and Notes 2 and 6 to Consolidated Financial Statements. The Company had been paying regular quarterly dividends from the first quarter of 1992 through the first quarter of 1999. The last dividend for $585,000 was declared in December 1998 and paid in February 1999. The aggregate amount of dividends declared in 1998 was $2,345,000.

     There were 1,088 stockholders of record of the Company's Common Stock on March 1, 2000.

     The Company's Common Stock is traded on the New York Stock Exchange under the symbol KCS. Listed below are the high and low closing sales prices for the periods indicated:

                                                                    1999
                                               ----------------------------------------------
                                               JANUARY --   APRIL --    JULY --    OCTOBER --
                                                 MARCH        JUNE     SEPTEMBER    DECEMBER
                                               ----------   --------   ---------   ----------
Market Price
  High.......................................    $ 3.25      $ 1.44     $ 1.25       $1.06
  Low........................................      1.25        0.38       0.63        0.63

                                                                    1998
                                               ----------------------------------------------
                                               JANUARY --   APRIL --    JULY --    OCTOBER --
                                                 MARCH        JUNE     SEPTEMBER    DECEMBER
                                               ----------   --------   ---------   ----------
Market Price
  High.......................................    $20.63      $16.00     $11.32       $6.19
  Low........................................     15.31       10.75       3.31        2.94

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth the Company's selected financial data for each of the five years ended December 31, 1999.

                                          1999       1998(1)    1997(2)      1996       1995
                                        ---------   ---------   --------   --------   --------
                                             DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)
Revenue...............................  $ 136,491   $ 129,452   $143,689   $108,374   $ 87,115
Income (loss) from continuing
  operations..........................      4,340    (296,520)   (97,385)    21,717     23,405
Income (loss) from discontinued
  operations..........................         --          --      5,302     (1,845)    (2,099)
Net income (loss).....................      4,340    (296,520)   (92,083)    19,872     21,306
Total assets..........................    284,932     308,878    502,414    511,820    306,564
Debt..................................    381,819     410,335    292,445    310,347    165,529
Stockholders' equity (deficit)........   (149,843)   (154,204)   145,070    125,622    101,576
Per common share (Basic):
  Income (loss) from continuing
     operations.......................       0.15      (10.08)     (3.37)      0.94       1.02
  Income (loss) from discontinued
     operations.......................         --          --       0.18      (0.08)     (0.09)
  Net income (loss)...................       0.15      (10.08)     (3.19)      0.86       0.93
Per common share (Diluted):
  Income (loss) from continuing
     operations.......................       0.15      (10.08)     (3.37)      0.92       1.00
  Income (loss) from discontinued
     operations.......................         --          --       0.18      (0.08)     (0.09)
  Net income (loss)...................       0.15      (10.08)     (3.19)      0.84       0.91
Per common share:
  Stockholders' equity (deficit)......      (5.12)      (5.27)      4.93       5.42       4.42
  Dividends...........................         --        0.08      0.075       0.06       0.06

---------------

(1) 1998 includes $268.5 million pretax ($174.5 million after tax) in non-cash ceiling test writedowns of oil and gas assets and a $113.9 million reduction to zero of the book value of net deferred tax assets. Together, these adjustments accounted for $288.4 million, or $9.80 per share, of the 1998 loss.

(2) Includes a $165.1 million pretax ($107.3 million after tax), or $3.72 per share, non-cash ceiling test writedown of oil and gas assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following is a discussion and analysis of the Company's financial condition and results of operations and should be read in conjunction with the Company's Consolidated Financial Statements (including the notes thereto) included elsewhere in this Form 10-K.

GENERAL

     During 1997 and 1998, due to very low prices for natural gas and crude oil and, in 1998, due to disappointing performance of certain properties in the Rocky Mountain area which resulted in non-cash ceiling writedowns of its oil and gas assets and the reduction to zero of the book value of net deferred tax assets, the Company incurred significant losses. As a result of these non-cash adjustments, the Company has negative stockholders' equity and continues to be in default of certain covenants in its bank credit facilities. As a consequence, the Company cannot borrow under the revolving credit facilities. The Company's independent public accountants issued modified reports in 1998 and 1999 with respect to the ability of the Company to continue as a going concern, which also constitutes a default under the revolving bank credit agreements. The Company is also in default with respect to its senior note and senior subordinated note obligations. See "Liquidity and Capital Resources" and Note 2 to Consolidated Financial Statements.

     In 1999 gas and oil prices strengthened considerably. Average realized gas prices were 5% higher and average realized oil prices were 41% higher in 1999 as compared to 1998 (although 1999 average realized gas prices were 9% lower and 1999 oil prices were 14% lower than in 1997). Also in 1998, the Company implemented a program designed to improve its financial situation and the overall efficiency of the Company and its subsidiaries. The Company reduced its workforce by over 30% during the two-year period ending December 31, 1999, closed its New Jersey corporate office and froze senior management salaries for 1999. Expense reduction initiatives lowered lease operating expenses and general and administrative expenses by approximately 13% during 1999. Capital investments were reduced in 1999 and a property divestiture program was implemented whereby the Company sold non-core properties and raised net proceeds of approximately $27.7 million. In addition, the Company engaged financial advisors to pursue a financial restructuring.

     On January 18, 2000, the United States Bankruptcy Court for the District of Delaware (the"Bankruptcy Court") entered an order for relief under Chapter 11 of the Bankruptcy Code against KCS Energy, Inc. Also on January 18, 2000, each of KCS Energy, Inc.'s subsidiaries filed voluntary petitions under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court. KCS and its subsidiaries are currently operating their businesses and managing their properties as debtors in possession under Chapter 11 of the Bankruptcy Code. See "Liquidity and Capital Resources" and Note 2 to Consolidated Financial Statements.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

  Results of Operations

     Net income for the year ended December 31, 1999 was $4.3 million, or $0.15 per share, compared to a net loss of $296.5 million, or $10.08 per share, for the year ended December 31, 1998. The net loss in 1998 included a $268.5 million pretax ($174.5 million after-tax) non-cash ceiling test writedown of oil and gas properties and a $113.9 million non-cash valuation allowance to reduce to zero the book value of net deferred tax assets. As a result of these charges, the 1998 net loss was increased by $288.4 million, or $9.80 per share. Excluding the effect of the 1998 non-cash asset writedowns, the 1998 net loss was $8.1 million, or $0.28 per share. The significant improvement in the 1999 results of operations reflected higher gas and oil prices together with lower operating costs and the Company's focus on core areas of operations, partially offset by higher interest expense and restructuring costs.

     Net loss for the year ended December 31, 1998 was $296.5 million, or $10.08 per share, compared to a net loss of $92.1 million, or $3.19 per share, for the year ended December 31, 1997. Depressed oil and gas commodity prices since the latter part of 1997 combined with the disappointing performance of certain of the Company's Rocky Mountain properties in 1998 resulted in significant non-cash ceiling test writedowns of the Company's oil and gas assets in both 1998 and 1997. Ceiling test writedowns in 1998 were $268.5 million pretax ($174.5 million after-tax) compared to $165.1 million pretax ($107.3 million after-tax) in 1997. Additionally in 1998, the Company recorded a non-cash valuation allowance of $113.9 million ($93.9 million of which relates to the 1998 non-cash ceiling test writedowns) to reduce to zero the book value of net deferred tax assets. As a result of these charges, the 1998 net loss was increased by $288.4 million, or $9.80 per share. Excluding the effect of the non-cash asset writedowns, the Company's net loss was $8.1 million, or $0.28 per share in 1998 compared to income from continuing operations of $9.9 million, or $0.35 per share, in 1997. An 11% increase in oil and gas production during 1998 was more than offset by the impact of significantly lower energy prices and higher net interest costs. In 1997, income from discontinued operations was $5.3 million, or $0.18 per share, which was primarily attributable to the net gain on disposition of the Company's natural gas transportation and marketing operations.

  Revenue

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1999       1998       1997
                                                       --------   --------   --------
Production:
  Gas (MMcf).........................................    50,471     50,070     43,700
  Oil (Mbbl).........................................     1,286      1,650      1,696
  Liquids (Mbbl).....................................       122         96        128
          Total (MMcfe)..............................    58,919     60,547     54,644
Average Price:
  Gas (per Mcf)......................................  $   2.18   $   2.08   $   2.40
  Oil (per bbl)......................................     16.04      11.41      18.57
  Liquids (per bbl)..................................     11.25       7.93      11.02
          Total (per Mcfe)...........................  $   2.24   $   2.04   $   2.52
Revenue:
  Gas................................................  $110,001   $103,906   $104,932
  Oil................................................    20,624     18,824     31,491
  Liquids............................................     1,372        761      1,414
                                                       --------   --------   --------
          Total......................................  $131,997   $123,491   $137,837

     Oil and Gas Production. The Company's oil and gas production in 1999 decreased 3% to 58.9 Bcfe, compared to 60.5 Bcfe in 1998. Gas production increased 1% to 50.5 Bcf, while oil and liquids production decreased 19% to 1,408 Mbbls. The net production decrease was primarily attributable to the sale of producing properties.

     Oil and gas production during 1998 increased 11% to 60.5 Bcfe, compared to
54.6 Bcfe produced during 1997. Gas production increased 15% to 50.1 Bcf, which was partially offset by a 4% decrease in oil and liquids production to 1,746 Mbbls. The net production increase was primarily attributable to the VPP program.

     Gas Revenue. In 1999, gas revenue increased $6.1 million to $110.0 million. The 5% increase in average realized gas prices added $5.2 million of gas revenue in 1999 with the remainder of the increase due to the 1% increase in gas production.

     In 1998, gas revenue decreased $1.0 million to $103.9 million, compared to 1997. Production gains of 15% added $13.2 million of gas revenue in 1998 which was more than offset by a 14% decrease in average realized gas prices.

     Oil and Liquids Revenue. In 1999, oil and liquids revenue was $22.0 million compared to $19.6 million in 1998. A 39% increase in average realized oil and liquids prices in 1999 added $7.6 million in revenue which was partially offset by a 19% decrease in production, due to the sale of producing properties and the restructuring of two contracts.

     In 1998, oil and liquids revenue decreased $13.3 million to $19.6 million, compared to 1997. A 38% decrease in average realized oil and liquids prices for 1998 accounted for approximately $12.5 million of the 1998 decrease with the remainder attributable to a 4% reduction in production.

     Other Revenue, net. Other revenue in 1999 included $1.6 million from production tax refunds and adjustments, $1.5 million from the settlement of a production tax dispute, $0.8 million from the sale of emission reduction credits and $1.1 million from certain marketing and gathering net revenues incidental to the Company's oil and gas operations. By the end of the third quarter of 1999, the Company had filed for substantially all of the production tax refunds to which it was entitled.

     Other revenue in 1998 included $4.0 million related to production tax refunds and approximately $2.0 million from marketing and gathering net revenues incidental to the Company's oil and gas exploration and production operations.

  Lease Operating Expenses

     Lease operating expenses decreased $3.8 million to $26.6 million for the year ended December 31, 1999, compared to $30.4 million in 1998. The lower expense levels in 1999 reflect cost-reduction initiatives taken by the Company and the sale of marginal higher-cost oil and gas properties.

     For the year ended December 31, 1998, lease operating expenses increased $1.0 million to $30.4 million, compared to 1997. Higher production and full-time operation of the gas treatment plant in the Rocky Mountain area and acquisitions were the primary reasons for the 1998 increase.

  Production Taxes

     Production taxes, which are generally based on a fixed percentage of revenue (excluding VPP revenue), decreased $0.5 million to $3.5 million in 1999 compared to 1998 primarily due to lower non-VPP oil and gas revenue and production tax rates in the Rocky Mountain area.

     In 1998, production taxes decreased $1.9 million to $4.0 million, compared to 1997. Lower oil and gas revenue in 1998 accounted for $1.2 million of the decrease with the remainder mainly attributable to a lower average production tax rate.

  General and Administrative Expenses

     General and administrative expenses ("G&A") decreased $1.5 million to $9.8 million for the year ended December 31, 1999, compared to $11.3 million in 1998. The significant reduction in the Company's workforce, cost savings associated with the closing of the New Jersey corporate office, and other cost reduction initiatives throughout the Company were the primary reasons for the decrease. The 1999 period includes approximately $0.7 million of non-recurring costs, primarily associated with the closing of the New Jersey corporate office.

     In 1998, G&A expenses increased $0.6 million to $11.3 million, compared to 1997, primarily due to increased administrative activity associated with the 1998 production increases.

  Restructuring Costs

     Restructuring costs in 1999 were $1.9 million and consist primarily of attorney fees and financial advisory fees incurred in connection with the pursuit of a restructuring transaction, which would result in deleveraging the Company's balance sheet.

  Depreciation, Depletion and Amortization

     The Company provides for depletion on its oil and gas properties using the future gross revenue method based on recoverable reserves valued at current prices. For the year ended December 31, 1999, depreciation, depletion and amortization ("DD&A") decreased $8.9 million to $51.0 million compared to 1998 mainly as a result of the decline in the average depletion rate to 36.8% compared to 46.6% in 1998, which was partially offset by higher oil and gas revenues. The significant decline in the depletion rate in 1999 was largely attributable to higher oil and gas prices and the 1998 writedown of oil and gas properties.

     For the year ended December 31, 1998, DD&A decreased $0.7 million to $59.9 million compared to 1997, due primarily to the decrease in oil and gas revenue partially offset by an increase in the DD&A rate, both of which were the result of the lower energy prices in 1998 compared to 1997.

  Writedown of Oil and Gas Properties

     In accordance with the full cost accounting method and procedures prescribed by the Securities and Exchange Commission, capitalized cost of oil and gas properties net of accumulated amortization are limited to the sum of the present value of estimated future net revenues from proved oil and gas reserves at current prices, discounted at 10%, plus the lower of cost or fair value of unproved properties. To the extent that the capitalized costs exceed this limitation at the end of any fiscal quarter, such excess costs are charged to income.

     During 1997 and 1998, the Company recorded non-cash ceiling writedowns of its oil and gas properties mainly due to depressed natural gas and oil commodity prices and, in 1998, the disappointing performance of certain properties in the Rocky Mountain area. At December 31, 1997 a $165.1 million pretax writedown was recorded. Further declines in commodity prices throughout 1998 and into the first quarter of 1999 resulted in additional writedowns totaling $268.5 million pretax, including approximately $65 million for price declines subsequent to December 31, 1998. Average realized natural gas prices were $3.54, $2.46 and $2.15 per Mcf at December 31, 1996, 1997 and 1998, respectively. During the first part of 1999, average realized prices fell to $1.67 per Mcf. Average realized oil prices were $22.45, $15.15 and $8.57 per bbl at December 31, 1996, 1997 and 1998, respectively.

     The Company's sour gas processing facility at the Manderson Field, which was classified as other property, plant and equipment on the balance sheet at December 31, 1997, was reclassified to oil and gas properties and its net book value was reduced to fair value of approximately $5 million in connection with the year-end 1998 ceiling writedown.

  Interest Expense

     Interest expense increased $4.2 million to $40.0 million in 1999 compared to 1998. Of this increase, approximately $2.4 million was attributable to higher average borrowings, $0.4 million was attributable to higher average interest rates, with the remainder of the increase primarily attributable to less capitalized interest due to lower drilling activity in 1999 and increased amortization of deferred financing costs.

     Interest expense was $35.8 million in 1998, compared to $21.9 million in 1997. This increase reflects higher average borrowings related to the expansion of the Company's oil and gas operations, slightly offset by lower average interest rates.

  Income Taxes

     No income tax expense was recorded in 1999 related to the Company's pretax book income. The income tax effect of the pretax book income was reflected in the valuation allowance of the Company's net deferred tax assets. See Note 8 to Consolidated Financial Statements.

     Income tax expense was $16.0 million in 1998, which reflected the establishment of a valuation allowance to reduce to zero the book value of net deferred tax assets. Due to the significant losses recorded in 1998 and the uncertainty of future oil and natural gas commodity prices, management concluded that this valuation allowance was required in accordance with SFAS 109. In making its assessment, management considered several factors, including the uncertainty in the Company's ability to generate sufficient income in order to realize its future tax benefits, and concluded that the Company could no longer consider the realization of its net deferred tax assets "more likely than not."

     In 1997 the income tax benefit was $52.1 million. See Note 8 for the reconciliation of the statutory federal income tax rate to the Company's effective tax rates.

LIQUIDITY AND CAPITAL RESOURCES

  Continuation as a Going Concern; Proposed Reorganization

     During 1997 and 1998, due to very low prices for natural gas and crude oil and, in 1998, due to disappointing performance of certain properties in the Rocky Mountain area, the Company incurred significant losses, primarily due to $268.5 million of pretax non-cash ceiling writedowns of its oil and gas assets and a reduction from $113.9 million ($93.9 million of which relates to the 1998 non-cash ceiling test writedowns) to zero in the book value of net deferred tax assets. As a result of these non-cash charges, the net loss in 1998 was increased by $288.4 million. Also as a result of these adjustments, the Company has negative stockholders' equity and continues to be in default of certain covenants in its bank credit facilities. As a consequence, the Company cannot borrow under the revolving credit facilities. In addition, the Company's independent public accountants issued modified reports for 1998 and 1999 with respect to the ability of the Company to continue as a going concern, which also constitutes a default under the revolving bank credit agreements.

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

     On July 7, 1999, the lenders under each of the bank credit facilities reset the Company's borrowing base, which had been $165 million in the aggregate at December 31, 1998, to $91 million. The principal amount outstanding under the bank loans at June 30, 1999 was $126.7 million. Because the Company did not make the $35.7 million additional lump-sum payment, a payment default occurred. The lenders declared due all amounts owing under the bank loans, demanded payment and declared in effect the default rate of interest. The bank lenders also delivered a payment blockage notice to the indenture trustee of the 8.875% senior subordinated notes. The Company did not make the scheduled July 15, 1999 interest payments on both the 8.875% senior subordinated notes and the 11% senior notes, totaling $13.8 million. As a result of the payment default under the bank loans and the interest payment default on the notes, the holders of the requisite percentage of the Company's senior notes and senior subordinated notes and the indenture trustees of the senior notes and the senior subordinated notes have the right to declare the principal amount of the notes immediately due and payable. On December 28, 1999, holders of the senior notes alleging to hold the requisite percentage of senior notes provided notice of acceleration of maturity and declared the principal and interest of the senior notes to be immediately due and payable. Current liabilities at December 31, 1999 include accrued interest of $26.4 million on the notes. The outstanding principal amount of the senior subordinated notes is $125 million and the outstanding principal amount of the senior notes is $150 million.

     On July 26, 1999, the Company and its bank lenders entered into new forbearance agreements (effective as of July 1, 1999) which provided that the lenders would refrain from exercising their rights and remedies not previously exercised until October 5, 1999. Subsequently, these new forbearance agreements were extended twice on the same terms through March 2, 2000. The lenders did not waive the payment default but rescinded their declaration that all amounts outstanding under the credit facilities are immediately due and payable and effectively waived the default rate of interest. The new forbearance agreements preclude the Company from making interest payments on its senior notes and its senior subordinated notes. Under the terms of the new forbearance agreements, the Company committed to make monthly principal payments of $2.5 million. In addition, the agreements provide that a portion of the proceeds from the sale of any of the Company's oil and gas properties will be dedicated to payment of principal under the credit facilities. From the time that the original forbearance agreements were entered into through December 31, 1999, the Company made principal repayments to its banks of $43 million, reducing the outstanding loans from $150 million to $107 million. The new forbearance agreements expired on March 2, 2000.

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

     The Company has taken several steps to improve its financial situation. Among other things, the Company reduced its workforce by over 30% during the two-year period ending December 31, 1999, closed its New Jersey corporate office and froze senior management salaries for 1999. Expense reduction initiatives lowered lease operating expenses and general and administrative expenses by approximately 13% during 1999. Planned capital investments were reduced in 1999 and a property divestiture program was implemented whereby the Company sold non-core properties and raised net proceeds of approximately $27.7 million.

     On December 28, 1999, the Company announced that it had reached an agreement on a proposed restructuring with holders of more than two-thirds in amount of the senior subordinated notes and holders of a majority in amount of the senior notes. To effectuate this agreement, the parties agreed that the Company would commence a case under Chapter 11 of the Bankruptcy Code by January 18, 2000. On January 5, 2000, three holders of senior notes filed an involuntary petition for relief against KCS Energy, Inc. (the parent company only) under Chapter 11 of the Bankruptcy Code in the U. S. Bankruptcy Court in Wilmington, Delaware. On January 18, the Bankruptcy Court signed an order granting KCS relief under Chapter 11 of the Bankruptcy Code. Also on January 18, 2000, each of KCS Energy Inc.'s subsidiaries filed voluntary petitions under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court. On January 18, 2000, the Company also filed a disclosure statement with the Court with respect to a proposed plan of reorganization under Chapter 11 of the Bankruptcy Code (the "Plan"). The disclosure statement and Plan have been amended in subsequent filings with the Bankruptcy Court. A hearing before the Court to consider the adequacy of the disclosure statement is currently set for April 11, 2000. The Plan as currently proposed, if ultimately confirmed by the court, would result in impairment of the existing common stockholders, holders of the senior subordinated notes and holders of the Company's warrants and stock options. If the Court approves the disclosure statement at the April 11 hearing, or shortly thereafter, the Company intends to promptly begin soliciting votes to accept or reject the Plan. However, there can be no assurance at this time that the Plan proposed currently will be confirmed by the Bankruptcy Court.

     Since the second quarter of 1999, the Company has been funding its capital investment program with internally generated cash flow and a portion of the proceeds from asset sales. The Company intends to fund the 2000 capital investment program in the same way pending the outcome of the bankruptcy proceedings.

     Since the commencement of the bankruptcy proceedings on January 18, 2000, the Company has been operating under a cash collateral agreement with its bank lenders. The agreement provides for, among other things, that the Company make monthly principal payments of $2.5 million and that the lenders have the right to review and approve the Company's projected use of cash during the bankruptcy proceedings.

     Since the commencement of the bankruptcy proceedings, the Company has been paying its post-petition trade obligations in the ordinary course of business. In addition, the Company petitioned the Bankruptcy

Court to allow for the payment of all pre-petition trade obligations in order to minimize the effect of the bankruptcy proceedings on the Company's operations and business relationships. The Bankruptcy Court subsequently granted the Company the authority to pay certain specified pre-petition trade obligations comprising the substantial majority of its pre-petition trade obligations. Under the proposed Plan, all pre-petition and post-petition trade obligations would be paid in full in the ordinary course of business.

     The Company believes that its cash flow from operations and the proceeds from asset sales should be sufficient to meet its short-term operating requirements. However, there can be no assurance that, given the Company's limited capital resources, it can continue to maintain its current production levels through oil and gas reserve replacement.

  Cash Flow from Operating Activities

     Net income adjusted for non-cash charges increased to $58.2 million for the year ended December 31, 1999, compared to $53.1 million in 1998. Net cash provided by operating activities was $71.5 million during 1999, compared to $44.0 million for 1998. The increase reflects higher average realized natural gas and oil prices and lower operating and administrative expenses, partially offset by higher interest and restructuring costs. The remainder of the increase in 1999 cash flow from operating activities, compared to 1998, was largely attributable to the non-payment of $13.8 million on July 15, 1999 of accrued interest on the senior notes and senior subordinated notes and the timing of cash receipts and disbursements.

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

  Investing Activities

     Capital expenditures for the year ended December 31, 1999 were $60.2 million, of which $25.2 million was for development activities; $25.8 million for the acquisition of proved reserves $9.0 million for lease acquisitions, seismic surveys and exploratory drilling, and $0.2 million for other assets.

     Capital expenditures for the year ended December 31, 1998 were $165.5 million, of which $66.8 million was for development drilling; $73.5 million for the acquisition of proved reserves under the Company's VPP program; $23.1 million for lease acquisitions, seismic surveys and exploratory drilling, and $2.1 million for other assets.

     Capital expenditures in 1997 were $226.6 million, of which $107.4 million was for development drilling; $49.5 million for the purchase of proved reserves under the Company's VPP program; $54.3 million for lease acquisitions, seismic surveys and exploratory drilling, and $15.4 million for other assets.

     During 1997, the Company sold its principal natural gas transportation asset and its third-party gas marketing operations realizing proceeds of $28.5 million, which were used to reduce indebtedness under its bank credit facilities, and an after-tax gain of $5.4 million.

YEAR 2000 ISSUE

     The Company completed its Year 2000 implementation plan during the fourth quarter of 1999 and has not experienced any significant disruptions to its operations as a result of the Year 2000 issue.

NEW ACCOUNTING STANDARDS

     In June 1998, SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS 133 establishes new accounting rules and disclosure requirements for most derivative instruments and for hedging related to those instruments. In July 1999, the Financial Accounting Standards Board adopted SFAS 137, which defers the required adoption date of SFAS 133 by one year to fiscal years beginning after June 15, 2000. The Company will adopt this statement effective January 1, 2001 and is currently assessing the initial effects of adoption.

                             MARKET RISK DISCLOSURE

     The Company has utilized, and may continue to utilize, swaps, futures contracts and options to manage the price risk associated with the production of natural gas and oil. Since these contracts qualify as hedges and correlate to market price movement of natural gas or oil, any gains or losses resulting from market changes will be offset by losses or gains on corresponding physical sales transactions.

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

     The following table sets forth the Company's hedged positions at December 31, 1999. The Company accounts for oil and natural gas futures contracts, options and commodity price swaps in accordance with FASB Statement No. 80 "Accounting for Futures Contracts". See Notes 1 and 9 to the Consolidated Financial Statements for a further discussion of the Company's accounting policy related to these contracts.

                                             NATURAL GAS                                OIL
                               ---------------------------------------   ----------------------------------
CONTRACT                                     WEIGHTED      UNREALIZED              WEIGHTED     UNREALIZED
MATURITY DATE                   VOLUME      AVG. PRICE     GAIN (LOSS)   VOLUME   AVG. PRICE    GAIN (LOSS)
-------------                  ---------   -------------   -----------   ------   -----------   -----------
                                (MMBTU)    ($ PER MMBTU)     ($000S)     (BBL)    ($ PER BBL)     ($000S)
2000
  First quarter..............    870,000      $2.055       $  (240,700)  30,200      22.88       $(45,354)
  Second quarter.............    870,000       2.055          (248,240)  24,200      22.49         (2,160)
  Third quarter..............    870,000       2.055          (298,410)      --         --             --
  Fourth quarter.............    870,000       2.055          (443,410)      --         --             --
                               ---------                   -----------   ------                  --------
          Total 2000.........  3,480,000       2.055        (1,230,760)  54,400         --        (47,514)
2001.........................  3,000,000       2.055        (1,293,000)      --         --             --
2002.........................  2,520,000       2.055        (1,121,400)      --         --             --
2003.........................  2,040,000       2.055          (907,800)      --         --             --
THEREAFTER...................  2,800,000       2.055        (1,246,000)      --         --             --

     The Company uses fixed and variable rate long-term debt to finance the Company's capital spending program. These debt arrangements expose the Company to market risk related to changes in interest rates. The Company's weighted average interest rate on its fixed rate debt of $275 million is 10.0%. The weighted average interest rate on its variable rate debt of $107.1 million was 9.0%. All of the Company's debt has been classified as short-term as a result of defaults under its debt agreements. See Note 2 to Consolidated Financial Statements.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To KCS Energy, Inc.:

     We have audited the accompanying consolidated balance sheets of KCS Energy, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 1999 and 1998, and the related statements of consolidated operations, stockholders' (deficit) equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KCS Energy, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 2 and 6 to the consolidated financial statements, the Company has incurred significant losses due primarily to non-cash ceiling writedowns of its oil and gas assets, has negative stockholders' equity, has violated certain financial covenants within its bank credit facilities and is in default on its senior notes and senior subordinated notes. In addition, as described in Note 2 to the consolidated financial statements, in January 2000, the Company was granted an order of relief under Chapter 11 of the United States Bankruptcy Code and has filed a proposed plan of reorganization. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. In the event a plan of reorganization is accepted, continuation of the business thereafter is dependent on the Company's ability to implement the plan and achieve successful future operations. The financial statements do not include any adjustments relating to the recoverability and classification of the asset carrying amounts or the amounts and classifications of liabilities that might result should the Company be unable to continue as a going concern.

                                            ARTHUR ANDERSEN LLP

Houston, Texas
March 29, 2000

           KCS ENERGY, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)

                     STATEMENTS OF CONSOLIDATED OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999       1998        1997
                                                             --------   ---------   ---------
Oil and gas revenue........................................  $131,997   $ 123,491   $ 137,837
Other revenue, net.........................................     4,494       5,961       5,852
                                                             --------   ---------   ---------
          Total revenue....................................   136,491     129,452     143,689
Operating costs and expenses
  Lease operating expenses.................................    26,624      30,434      29,393
  Production taxes.........................................     3,524       3,996       5,873
  General and administrative expenses......................     9,847      11,327      10,753
  Restructuring costs......................................     1,886          --          --
  Depreciation, depletion and amortization.................    50,967      59,888      60,554
  Writedown of oil and gas properties......................        --     268,468     165,149
                                                             --------   ---------   ---------
          Total operating costs and expenses...............    92,848     374,113     271,722
                                                             --------   ---------   ---------
Operating income (loss)....................................    43,643    (244,661)   (128,033)
Interest and other income (expense), net...................       702         (73)        476
Interest expense...........................................   (40,005)    (35,787)    (21,883)
                                                             --------   ---------   ---------
Income (loss) from continuing operations before income
  taxes....................................................     4,340    (280,521)   (149,440)
Federal and state income taxes (benefit)...................        --      15,999     (52,055)
                                                             --------   ---------   ---------
Income (loss) from continuing operations...................     4,340    (296,520)    (97,385)
Discontinued operations
  Net loss from operations.................................        --          --         (72)
  Net gain on disposition..................................        --          --       5,374
                                                             --------   ---------   ---------
Net income (loss)..........................................  $  4,340   $(296,520)  $ (92,083)
                                                             ========   =========   =========
Basic earnings (loss) per share of common stock
  Continuing operations....................................  $   0.15   $  (10.08)  $   (3.37)
  Discontinued operations..................................        --          --        0.18
                                                             --------   ---------   ---------
                                                             $   0.15   $  (10.08)  $   (3.19)
                                                             ========   =========   =========
Diluted earnings (loss) per share of common stock
  Continuing operations....................................  $   0.15   $  (10.08)  $   (3.37)
  Discontinued operations..................................        --          --        0.18
                                                             --------   ---------   ---------
                                                             $   0.15   $  (10.08)  $   (3.19)
                                                             ========   =========   =========
Average shares outstanding for computation of earnings per
  share
  Basic....................................................    29,263      29,428      28,856
  Diluted..................................................    29,288      29,428      28,856
                                                             ========   =========   =========

   The accompanying notes are an integral part of these financial statements.

           KCS ENERGY, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1999        1998
                                                              ---------   ---------
                                      ASSETS

Current assets
  Cash and cash equivalents.................................  $  10,584   $     876
  Trade accounts receivable.................................     21,941      36,548
  Other current assets......................................      7,571       5,650
                                                              ---------   ---------
          Current assets....................................     40,096      43,074
                                                              ---------   ---------
Property, plant and equipment
  Oil and gas properties, full cost method, less accumulated
     DD&A -- 1999 $731,496; 1998 $682,913...................    232,281     248,582
  Other property, plant and equipment, at cost less
     accumulated depreciation -- 1999 $5,930; 1998 $4,442...      4,686       7,910
                                                              ---------   ---------
          Property, plant and equipment, net................    236,967     256,492
                                                              ---------   ---------
Deferred charges and other assets...........................      7,869       9,312
                                                              ---------   ---------
                                                              $ 284,932   $ 308,878
                                                              =========   =========

                  LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
  Accounts payable..........................................  $  13,340   $  24,267
  Accrued interest on public debt...........................     26,444      12,647
  Other accrued liabilities.................................     11,262      12,937
  Short-term debt...........................................    381,819     135,700
                                                              ---------   ---------
          Current liabilities...............................    432,865     185,551
                                                              ---------   ---------
Deferred credits and other liabilities......................      1,910       2,896
                                                              ---------   ---------
Long-term debt..............................................         --     274,635
                                                              ---------   ---------
Commitments and contingencies
                                                              ---------   ---------
Preferred stock, authorized 5,000,000 shares -- unissued....         --          --
                                                              ---------   ---------
Stockholders' (deficit) equity
  Common stock, par value $0.01 per share, authorized
     50,000,000 shares issued 31,435,406 and 31,420,231,
     respectively...........................................        314         314
  Additional paid-in capital................................    145,098     145,077
  Retained (deficit) earnings...............................   (290,514)   (294,854)
  Less treasury stock, 2,167,096 shares, at cost............     (4,741)     (4,741)
                                                              ---------   ---------
          Stockholders' (deficit) equity....................   (149,843)   (154,204)
                                                              ---------   ---------
                                                              $ 284,932   $ 308,878
                                                              =========   =========

   The accompanying notes are an integral part of these financial statements.

           KCS ENERGY, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)

           STATEMENTS OF CONSOLIDATED STOCKHOLDERS' (DEFICIT) EQUITY
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 ADDITIONAL   RETAINED
                                        COMMON    PAID-IN     (DEFICIT)   TREASURY    STOCKHOLDERS'
                                        STOCK     CAPITAL     EARNINGS     STOCK     (DEFICIT) EQUITY
                                        ------   ----------   ---------   --------   ----------------
BALANCE AT DECEMBER 31, 1996..........   $249     $ 30,463    $  98,298   $(3,388)      $ 125,622
  Stock issuance -- public offering...     60      110,527                                110,587
  Stock issuances -- option and
     benefit plans....................      3        2,073           --        --           2,076
  Tax benefit on stock option
     exercises........................     --        1,072           --        --           1,072
  Net loss............................     --           --      (92,083)       --         (92,083)
  Dividends ($0.075 per share)........     --           --       (2,204)       --          (2,204)
                                         ----     --------    ---------   -------       ---------
BALANCE AT DECEMBER 31, 1997..........    312      144,135        4,011    (3,388)        145,070
  Stock issuances -- option and
     benefit plans....................      2          489           --        --             491
  Tax benefit on stock option
     exercises........................     --          453           --        --             453
  Net loss............................     --           --     (296,520)       --        (296,520)
  Dividends ($0.08 per share).........     --           --       (2,345)       --          (2,345)
  Purchase of treasury stock..........     --           --           --    (1,353)         (1,353)
                                         ----     --------    ---------   -------       ---------
BALANCE AT DECEMBER 31, 1998..........    314      145,077     (294,854)   (4,741)       (154,204)
  Stock issuances -- option and
     benefit plans....................     --           21           --        --              21
  Net income..........................     --           --        4,340        --           4,340
                                         ----     --------    ---------   -------       ---------
BALANCE AT DECEMBER 31, 1999..........   $314     $145,098    $(290,514)  $(4,741)      $(149,843)
                                         ====     ========    =========   =======       =========

   The accompanying notes are an integral part of these financial statements.

           KCS ENERGY, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999       1998        1997
                                                             --------   ---------   ---------
Cash flows from operating activities:
  Net income (loss)........................................  $  4,340   $(296,520)  $ (92,083)
  Non-cash charges (credits):
     Depreciation, depletion and amortization..............    50,967      59,888      60,554
     Writedown of oil and gas properties...................        --     268,468     165,149
     Deferred income taxes.................................        --     (94,992)    (52,106)
     Tax valuation allowance...............................        --     113,944          --
     Gain on sale of discontinued operations...............        --          --      (5,374)
     Other non-cash charges and credits, net...............     2,862       2,291       1,466
                                                             --------   ---------   ---------
                                                               58,169      53,079      77,606
  Net changes in assets and liabilities:
     Trade accounts receivable.............................    14,607       3,567      51,824
     Other current assets..................................    (1,921)      1,102       2,630
     Accounts payable and accrued liabilities..............     1,779     (14,315)    (34,100)
     Federal and state income taxes........................        --          82       1,563
     Other, net............................................    (1,171)        517         698
                                                             --------   ---------   ---------
Net cash provided by operating activities..................    71,463      44,032     100,221
                                                             --------   ---------   ---------
Cash flows from investing activities:
  Investment in oil and gas properties.....................   (60,000)   (163,396)   (211,228)
  Proceeds from the sale of oil and gas properties.........    27,718       6,962       4,940
  Proceeds from the sale of pipeline assets................        --          --      27,907
  Investment in other property, plant and equipment, net...       840      (2,082)    (15,341)
                                                             --------   ---------   ---------
Net cash used in investing activities......................   (31,442)   (158,516)   (193,722)
                                                             --------   ---------   ---------
Cash flows from financing activities:
  Proceeds from borrowings.................................    16,300     276,600     156,800
  Repayments of debt.......................................   (44,905)   (158,800)   (174,791)
  Issuance of common stock.................................        21         491     112,663
  Tax benefit on stock option exercises....................        --         453       1,072
  Purchase of treasury stock...............................        --      (1,353)         --
  Dividends paid...........................................      (585)     (2,347)     (1,962)
  Deferred financing costs and other, net..................    (1,144)     (4,486)       (579)
                                                             --------   ---------   ---------
Net cash provided by (used in) financing activities........   (30,313)    110,558      93,203
                                                             --------   ---------   ---------
Increase (decrease) in cash and cash equivalents...........     9,708      (3,926)       (298)
Cash and cash equivalents at beginning of year.............       876       4,802       5,100
                                                             --------   ---------   ---------
Cash and cash equivalents at end of year...................  $ 10,584   $     876   $   4,802
                                                             ========   =========   =========

   The accompanying notes are an integral part of these financial statements.

           KCS ENERGY, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial statements have been prepared assuming the Company will continue as a going concern. As explained in Note 2, it is uncertain that this will be the case. The financial statements do not include any adjustments that reflect these uncertainties.

  Cash Equivalents

     The Company considers as cash equivalents all highly liquid investments with a maturity of three months from date of purchase. Cash at December 31, 1999 includes $0.8 million restricted for funding expenditures on specific oil and gas properties.

  Hedging Transactions

     The Company utilizes oil and natural gas futures contracts and commodity price swaps for the purpose of hedging the risks associated with fluctuating crude oil and natural gas prices and accounts for such contracts in accordance with FASB Statement No. 80 "Accounting for Futures Contracts." These contracts permit settlement by delivery of commodities and, therefore, are not financial instruments as defined by FASB Statement Nos. 107 and 119. Changes in the market value of these transactions are deferred until the sale of the underlying production is recognized. See Note 9 for further discussion of the Company's price risk management activities.

     In June 1998, SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS 133 establishes new accounting rules and disclosure requirements for most derivative instruments and for hedging related to those instruments. In July 1999, the Financial Accounting Standards Board adopted SFAS 137, which defers the required adoption date of SFAS 133 by one year to fiscal years beginning after June 15, 2000. The Company will adopt this statement effective January 1, 2001 and is currently assessing the initial effects of adoption.

  Imbalances

     The Company follows the sales method of accounting for natural gas revenues whereby revenues are recognized based on volume sold to the purchaser. The volume of gas sold may differ from the volume to which KCS is entitled based on its working interest. There were no material imbalances at December 31, 1999.

  Property, Plant and Equipment

     The Company follows the full cost method of accounting under which all costs incurred in acquisition, exploration and development activities are capitalized in a country-wide cost center. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition, exploration and development activities. General and administrative costs related to production and general overhead are expensed as incurred. The Company provides for depreciation, depletion and amortization of evaluated costs using the future gross revenue method based on recoverable reserves valued at current prices.

     Capitalized costs of oil and gas properties net of accumulated amortization and related deferred taxes are limited to the sum of the present value of estimated future net revenues from proved oil and gas reserves at current prices discounted at 10% plus the lower of cost or fair value of unproved properties. To the extent that the capitalized costs exceed this limitation at the end of any quarter, such excess is expensed. For the years ended December 31, 1998 and 1997, respectively, the Company recorded $268.5 million and $165.1 million in pretax non-cash ceiling writedowns of its oil and gas properties. See Note 2 to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Costs of unevaluated properties excluded from amortization were $8.4 million and $17.7 million at December 31, 1999 and 1998, respectively. Such costs relate to acquisitions and exploration efforts for which proved reserves have not been established. The Company will begin to amortize these costs when proved reserves are established or impairment is determined.

     Proceeds from dispositions of oil and gas properties are credited to the cost center.

     Depreciation of other property, plant and equipment is provided on a straight-line basis over the useful lives of the assets. Repairs of all property, plant and equipment and replacements and renewals of minor items of property are charged to expense as incurred.

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

     For income tax purposes, the Company deducts the difference between market value and exercise price arising from the exercise of stock options. The tax effect of this deduction which, for financial reporting purposes, is accounted for as an increase to additional paid-in capital, amounted to $0.5 million and $1.1 million in 1998 and 1997, respectively. No stock options were exercised in 1999.

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

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              1999     1998     1997
                                                             ------   ------   ------
                                                              (AMOUNTS IN THOUSANDS)
Average common stock outstanding...........................  29,263   29,428   28,856
Common stock equivalents...................................      25      248      515
                                                             ------   ------   ------
Average common stock and common stock equivalents
  outstanding..............................................  29,288   29,676   29,371
                                                             ======   ======   ======

     Common stock equivalents are not applicable for 1998 and 1997 earnings per share as they would be anti-dilutive.

  Segment Reporting

     In June 1997, FASB Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" was issued which requires that the Company disclose selected information about operating segments in its annual and interim financial statements, commencing with the fiscal year 1998 financial statements. The Company operates in one reportable segment, as an independent oil and gas company engaged in the acquisition, exploration, exploitation and production of domestic oil and gas properties. The Company's operations are conducted entirely in the United States. No customer accounted for more than 10% of the Company's revenues in 1999, 1998 or 1997.

2. FINANCIAL CONDITION AND BANKRUPTCY PROCEEDINGS

     During 1997 and 1998, due to very low prices for natural gas and crude oil and, in 1998, due to disappointing performance of certain properties in the Rocky Mountain area, the Company incurred significant losses, primarily due to $268.5 million of pretax non-cash ceiling writedowns of its oil and gas assets and a reduction from $113.9 million ($93.9 million of which relates to the 1998 non-cash ceiling test writedowns) to zero in the book value of net deferred tax assets. As a result of these non-cash charges, the net loss in 1998 was increased by $288.4 million. Also as a result of these adjustments, the Company has negative stockholders' equity and continues to be in default of certain covenants in its bank credit facilities. As a consequence, the Company cannot borrow under the revolving credit facilities. In addition, the Company's independent public accountants issued modified reports for 1998 and 1999 with respect to the ability of the Company to continue as a going concern, which also constitutes a default under the revolving bank credit agreements.

     On May 18, 1999, the Company and its bank lenders entered into forbearance agreements which provided that the lenders would defer redetermination of the borrowing base until July 1, 1999 and would refrain from exercising their rights and remedies as a result of the existing defaults until June 30, 1999. Under these initial forbearance agreements, the Company committed 50% of monthly cash flow to payments of principal, with a minimum of $2 million monthly. In addition, a portion of the proceeds from the sale of any of the Company's oil and gas properties were dedicated to payment of principal under the bank credit facilities.

     On July 7, 1999 the lenders under each of the bank credit facilities reset the Company's borrowing base, which had been $165 million in the aggregate at December 31, 1998, to $91 million. The principal amount outstanding under the bank loans at June 30, 1999 was $126.7 million. Because the Company did not make the $35.7 million additional lump-sum payment, a payment default occurred. The lenders declared due all amounts owing under the bank loans, demanded payment and declared in effect the default rate of interest. The bank lenders also delivered a payment blockage notice to the indenture trustee of the 8.875% senior subordinated notes. The Company did not make the scheduled July 15, 1999 interest payments on both the 8.875% senior subordinated notes and the 11% senior notes, totaling $13.8 million. As a result of the payment default under the bank loans and the interest payment default on the notes, the holders of the requisite percentage of the Company's senior notes and senior subordinated notes and the indenture trustees of the senior notes and the senior subordinated notes have the right to declare the principal amount of the notes immediately due and payable. On December 28, 1999, holders of the senior notes alleging to hold the requisite percentage of senior notes provided notice of acceleration of maturity and declared the principal and interest of the senior notes to be immediately due and payable. Current liabilities at December 31, 1999 include accrued interest of $26.4 million on the notes. The outstanding principal amount of the senior subordinated notes is $125 million and the outstanding principal amount of the senior notes is $150 million.

     On July 26, 1999, the Company and its bank lenders entered into new forbearance agreements (effective as of July 1, 1999) which provided that the lenders would refrain from exercising their rights and remedies not previously exercised until October 5, 1999. Subsequently, these new forbearance agreements were extended twice on the same terms through March 2, 2000. The lenders did not waive the payment default but rescinded their declaration that all amounts outstanding under the credit facilities are immediately due and payable and effectively waived the default rate of interest. The new forbearance agreements preclude the Company from making interest payments on its senior notes and its senior subordinated notes. Under the terms of the new forbearance agreements, the Company has committed to make monthly principal payments of $2.5 million. In addition, the agreements provide that a portion of the proceeds from the sale of any of the Company's oil and gas properties will be dedicated to payment of principal under the credit facilities. From the time that the original forbearance agreements were entered into through December 31, 1999, the Company made principal repayments to its banks of $43 million, reducing the outstanding loans from $150 million to $107 million. The new forbearance agreements expired on March 2, 2000.

     Since the commencement of the bankruptcy proceedings on January 18, 2000, the Company has been operating under a cash collateral agreement with its bank lenders. The agreement provides for, among other things, that the Company make monthly principal payments of $2.5 million and that the lenders have the right to review and approve the Company's projected use of cash during the bankruptcy proceedings.

     As a result of the above factors, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of the asset-carrying amounts or the amounts and classifications of liabilities that might result should the Company be unable to continue as a going concern.

     The Company has taken several steps to improve its financial situation. Among other things, the Company reduced its workforce by over 30% during the two-year period ending December 31, 1999, closed its New Jersey corporate office and froze senior management salaries for 1999. Expense reduction initiatives lowered lease operating expenses and general and administrative expenses by approximately 13% during 1999. Planned capital investments were reduced in 1999 and a property divestiture program was implemented whereby the Company sold non-core properties and raised net proceeds of approximately $27.7 million.

     On December 28, 1999, the Company announced that it had reached an agreement on a proposed restructuring with holders of more than two-thirds in amount of the senior subordinated notes and holders of a majority in amount of the senior notes. To effectuate this agreement, the parties agreed that the Company would commence a case under Chapter 11 of the Bankruptcy Code by January 18, 2000. On January 5, 2000, three holders of senior notes filed an involuntary petition for relief against KCS Energy, Inc. (the parent company only) under Chapter 11 of the Bankruptcy Code in the U. S. Bankruptcy Court in Wilmington, Delaware. On January 18, the Bankruptcy Court signed an order granting KCS relief under Chapter 11 of the Bankruptcy Code. Also on January 18, 2000, each of KCS Energy Inc.'s subsidiaries filed voluntary petitions under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court. On January 18, 2000, the Company also filed a disclosure statement with the Court with respect to a proposed plan of reorganization under Chapter 11 of the Bankruptcy Code (the "Plan"). The disclosure statement and Plan have been amended in subsequent filings with the Bankruptcy Court. A hearing before the Court to consider the adequacy of the disclosure statement is currently set for April 11, 2000. The Plan as currently proposed, if ultimately confirmed by the court, would result in impairment of the existing common stockholders, holders of the senior subordinated notes and holders of the Company's warrants and stock options. If the Court approves the disclosure statement at the April 11 hearing, or shortly thereafter, the Company intends to promptly begin soliciting votes to accept or reject the Plan. However, there can be no assurance at this time that the Plan proposed currently will be confirmed by the Bankruptcy Court.

     Since the second quarter of 1999, the Company has been funding its capital investment program with internally generated cash flow and a portion of the proceeds from asset sales. The Company intends to fund the 2000 capital investment program in the same way pending the outcome of the bankruptcy proceedings.

     Since the commencement of the bankruptcy proceedings, the Company has been paying its post-petition trade obligations in the ordinary course of business. In addition, the Company petitioned the Bankruptcy Court to allow for the payment of all pre-petition trade obligations in order to minimize the effect of the bankruptcy proceedings on the Company's operations and business relationships. The Bankruptcy Court subsequently granted the Company the authority to pay certain specified pre-petition trade obligations comprising the substantial majority of its pre-petition trade obligations. Under the proposed Plan, all pre-petition and post-petition trade obligations would be paid in full in the ordinary course of business.

     The Company believes that its cash flow from operations and the proceeds from assets sales should be sufficient to meet its short-term operating requirements. However, there can be no assurance that, given the Company's limited capital resources, it can continue to maintain its current production levels through oil and gas reserve replacement.

     Under Chapter 11 of the Bankruptcy Code, certain claims against the debtor in existence prior to the filing of the bankruptcy petitions for relief under the U.S. bankruptcy laws are stayed while the debtor continues business operations as debtor in possession. Under AICPA Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, ("SOP 90-7") the Company is required to adjust liabilities subject to compromise to the amount of the claim allowed by the court. This will result in a write off of certain deferred debt issuance costs and debt discounts. These adjustments will be reflected in the Company's results of operations for the quarter ended March 31, 2000. In addition, SOP 90-7 requires the Company to report interest expense during the bankruptcy proceedings only to the extent that it will be paid during the proceeding or that it is probable to be an allowed priority, secured, or unsecured claim. The Company will adjust its interest expense on a prospective basis according to these guidelines. The difference between the reported interest expense and the stated amount of interest will be disclosed in future filings.

     The Company engaged financial and legal advisors in the second quarter of 1999 to assist in developing a restructuring plan that would lead to the deleveraging of its balance sheet. Costs directly related to these activities were $1.9 million and are included as "Restructuring costs" in the 1999 Consolidated Statement of Operations.

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

     The summarized results of these operations for the year ended 1997 are as follows: revenue of $22.0 million and net loss from operations of $0.1 million. By December 31, 1997, all assets of the discontinued operations were divested.

     Discontinued operations have not been segregated in the Statements of Consolidated Cash Flows and, therefore, amounts for certain captions will not agree with the respective Statements of Consolidated Operations.

4. RETIREMENT BENEFIT PLANS

     The Company sponsors a Savings and Investment Plan ("Savings Plan") under
Section 401(k) of the Internal Revenue Code. Eligible employees may contribute up to 16% of their base salary to the Savings Plan subject to certain IRS limitations. The Company may make matching contributions, which have been set by the Board of Directors at 50% of the employee's contribution (up to 6% of the employee's annual base salary). The Savings Plan also contains a profit-sharing component whereby the Board of Directors may declare annual discretionary profit-sharing contributions. Profit-sharing contributions are allocated to eligible employees based upon their pro-rata share of total eligible compensation. Employee and profit-sharing contributions are invested at the direction of the employee in one or more funds or can be directed to purchase common stock of the Company at fair market value. Company matching contributions are invested in shares of KCS common stock. Eligible employees vest in both the Company matching and discretionary profit-sharing contributions over a four-year period based upon years of service with the Company. Company contributions to the Savings Plan were $221,520 in 1999, $393,851 in 1998 and $420,090 in 1997.
These amounts are included in general and administrative expense.

5. STOCK OPTION AND INCENTIVE PLANS

     Under the 1992 Stock Plan, stock options, stock appreciation rights and restricted stock may be granted to employees of KCS. The 1992 Stock Plan also provides that bonus stock may be granted to employees.

     The 1994 Directors' Stock Plan provides that each non-employee director be granted stock options for 2,000 shares annually. This plan also provides that in lieu of cash, each non-employee director be issued KCS stock with a fair market value equal to 50% of their annual retainer. In 1999 each non-employee director waived his annual retainer.

     Each plan provides that the option price of shares issued be equal to the market price on the date of grant. All options expire 10 years after the date of grant.

     Restricted shares awarded under the 1992 Stock Plan have a fixed restriction period during which ownership of the shares cannot be transferred and the shares are subject to forfeiture if employment terminates. Restricted stock has the same dividend and voting rights as other common stock and is considered to be currently issued and outstanding. The cost of the awards, determined as the fair market value of the shares at the date of grant, is expensed ratably over the restricted period. Restricted stock totaling 46,100 shares was outstanding at December 31, 1999.

     At December 31, 1999, a total of 395,152 shares were available for future grants under the 1992 Stock Plan and the 1994 Directors' Stock Plan. No grants were made pursuant to these plans in 1999.

     Under the 1988 KCS Energy, Inc. Employee Stock Purchase Program (the "Program"), all eligible employees and directors may purchase full shares from the Company at a price per share equal to 90% of the market value determined by the closing price on the date of purchase. The minimum purchase is 25 shares. The maximum annual purchase is the number of shares costing no more than 10% of the eligible employee's annual base salary, and for directors, 6,000 shares. The number of shares issued in connection with the Program was 14,775, 44,661 and 14,520 during 1999, 1998 and 1997, respectively. At December 31, 1999, there were 798,108 shares available for issuance under the Program.

     As permitted under FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") the Company has elected to continue to account for stock-based compensation under the provisions of APB Opinion No. 25. Had compensation cost for the following plans been determined consistent with SFAS 123, the impact on the Company's net income (loss) would have been $2.3 million in 1999, $2.3 million in 1998 and $0.7 million in 1997. The impact on basic and diluted loss per share would have been $0.07 in 1999, $0.08 in 1998 and $0.02 in 1997.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998 and 1997, respectively: risk-free interest rates of 5.17% and 6.39%; expected dividend yield of 0.00% and 0.46%; expected lives of 4.0 years and 5.6 years; expected stock price volatility of 70.0% and 50.1%.

     As required under SFAS 123, a summary of the status of the stock options under the 1992 Stock Plan and the 1994 Directors' Stock Plan at December 31, 1999, 1998 and 1997 and changes during the years then ended is presented in the table and narrative below:

                                        1999                         1998                         1997
                             --------------------------   --------------------------   --------------------------
                                            WEIGHTED                     WEIGHTED                     WEIGHTED
                                            AVERAGE                      AVERAGE                      AVERAGE
                              SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE
                             ---------   --------------   ---------   --------------   ---------   --------------
OUTSTANDING AT BEGINNING OF
  YEAR.....................  1,720,230       $10.37       1,063,800       $ 7.76       1,059,150       $ 5.46
  Granted..................         --           --         899,300        12.57         349,400        16.82
  Exercised................         --           --        (123,320)        1.48        (236,250)        8.04
  Forfeited................   (200,600)       13.34        (119,550)       12.86        (108,500)       13.83
                             ---------       ------       ---------       ------       ---------       ------
OUTSTANDING AT END OF
  YEAR.....................  1,519,630         9.98       1,720,230        10.37       1,063,800         7.76
                             ---------       ------       ---------       ------       ---------       ------
  Exercisable at end of
     year..................    899,355       $ 7.84         645,530       $ 5.93         697,300       $ 4.58
                             ---------       ------       ---------       ------       ---------       ------
  Weighted average fair
     value of options
     granted...............                  $   --                       $ 7.14                       $ 8.79
                                             ======                       ======                       ======

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                          WEIGHTED
                       NUMBER             AVERAGE           WEIGHTED           NUMBER            WEIGHTED
   RANGE OF        OUTSTANDING AT        REMAINING          AVERAGE        EXERCISABLE AT        AVERAGE
EXERCISE PRICES   DECEMBER 31, 1999   CONTRACTUAL LIFE   EXERCISE PRICE   DECEMBER 31, 1999   EXERCISE PRICE
---------------   -----------------   ----------------   --------------   -----------------   --------------
 $ 0.92-$ 3.12          240,000             1.42             $ 0.94            240,000            $ 0.94
   3.13-  4.68           60,000             2.92               3.13             60,000              3.13
   4.69-  7.01          385,000             7.98               5.70            173,125              6.05
   7.02- 10.52          105,000             4.94               7.33            105,000              7.33
  10.53- 18.81          729,630             7.34              16.16            321,230             15.00
 -------------        ---------             ----             ------            -------            ------
 $ 0.92-$18.81        1,519,630             4.60             $ 9.98            899,355            $ 7.84
 =============        =========             ====             ======            =======            ======

6. DEBT

     Debt consists of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
11% Senior Notes Due 2003...................................   $149,724     $149,635
8 7/8% Senior Subordinated Notes due 2008...................    125,000      125,000
Revolving Credit Agreement..................................     49,501       80,000
Credit Facility.............................................     57,594       55,700
                                                               --------     --------
                                                                381,819      410,335
Less short-term debt........................................    381,819      135,700
                                                               --------     --------
Long-term debt..............................................   $     --     $274,635
                                                               ========     ========

     The Company is currently in default under its bank credit facilities and the indentures concerning its senior notes and senior subordinated notes. See
Note 2.

  Senior Subordinated Notes

     On January 15, 1998, KCS Energy, Inc. (the "Parent") completed a public offering of $125 million senior subordinated notes at an interest rate of 8.875% due January 15, 2008 (the "Subordinated Notes"). The Subordinated Notes are noncallable for five years and are unsecured subordinated obligations of the Parent.

Prior to January 15, 2001, the Parent may use proceeds from a public equity offering to redeem up to 33 1/3% of the Subordinated Notes. The subsidiaries of the Parent have guaranteed the Subordinated Notes on an unsecured subordinated basis. The net proceeds of approximately $121 million were used to reduce outstanding indebtedness under the credit agreements discussed below.

     The Subordinated Notes contain certain restrictive covenants which, among other things, limit the Company's ability to incur additional indebtedness, require the repurchase of the Subordinated Notes upon a change of control and restrict the aggregate cash dividends paid to 50% of the Company's cumulative net income, as defined in the indenture covering the Subordinated Notes, during the period beginning October 1, 1997. A ceiling writedown is not a charge against net income as defined in the indenture. Currently, these covenants prohibit the Company from paying dividends and incurring additional Indebtedness (as defined in the indenture), except for Permitted Indebtedness (also as defined in the indenture). As a result of the payment default under the Company's bank loans and the interest payment default on the Subordinated Notes, the holders of the requisite percentage of the Company's Subordinated Notes and the indenture trustee have the right to declare the principal amount of the notes immediately due and payable.

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

     The Senior Notes contain certain restrictive covenants which, among other things, limit the Company's ability to incur additional indebtedness, require the repurchase of the Senior Notes upon a change of control and restrict the aggregate cash dividends paid to 50% of the Company's cumulative net income, as defined in the indenture covering the Senior Notes, during the period beginning October 1, 1995. A ceiling writedown is not a charge against net income as defined in the indenture. Currently, these covenants prohibit the Company from paying dividends and incurring additional Indebtedness (as defined in the indenture), except for Permitted Indebtedness (also as defined in the indenture). As a result of the payment default under the Company's bank loans and the interest payment default on the Senior Notes, the holders of the requisite percentage of the Senior Notes and the indenture trustee have the right to declare the principal amount of the notes immediately due and payable. On December 28, 1999, holders of the Senior Notes alleging to hold the requisite percentage of Senior Notes provided notice of acceleration of maturity and declared the principal and interest of the senior notes to be immediately due and payable.

  Revolving Credit Agreement

     Simultaneous with the consummation of the Medallion acquisition as of December 31, 1996, the Company entered into a revolving credit agreement ("Revolving Credit Agreement") with a group of banks, which will mature on September 30, 2000. The Revolving Credit Agreement is used for general corporate purposes, including working capital, and to support the Company's capital expenditure program. The Company cannot borrow under the Revolving Credit Agreement due to the existing defaults. The borrowing base is reviewed at least semiannually and may be adjusted based on the lenders' valuation of the borrowers' oil and gas reserves and other factors. In July 1999, the borrowing base was reset. See "Forbearance Agreements" below. The obligations under the Revolving Credit Agreement are secured by substantially all of the oil and gas reserves acquired in the Medallion acquisition, a pledge of the Medallion entities' common stock and certain VPP assets.

     The Revolving Credit Agreement permits the borrowers under this facility to choose interest rate options based on the bank's prime rate or LIBOR and from maturities ranging up to 12 months. The applicable spread is based on the percentage of the borrowing base that is outstanding. A commitment fee ranging between 0.375% and 0.50% is paid on the unused portion of the borrowing base. The weighted average effective interest rate during 1999 was 7.87%. As of December 31, 1999, the weighted average interest rate under the Revolving Credit Agreement was 8.89% and $49.5 million was outstanding. As of December 31, 1998, the weighted average interest rate under the Revolving Credit Agreement was 7.5% and $80.0 million was outstanding.

  Credit Facility

     The Company's revolving credit facility ("Credit Facility"), which matures on September 30, 2000, is used for general corporate purposes, including working capital, and to support the Company's capital expenditure program. The company cannot borrow under the Credit Facility due to the existing defaults. The borrowing base is reviewed at least semiannually and may be adjusted based on the lenders' valuation of the borrowers' oil and gas reserves and other factors. In July 1999, the borrowing base was reset. See "Forbearance Agreements" below. Substantially all of the Company's oil and gas reserves (excluding those pledged under the Revolving Credit Agreement) have been pledged to secure the Credit Facility.

     The Credit Facility permits the borrowers to choose interest rate options based on the bank's prime rate or LIBOR and from maturities ranging up to 12 months. The applicable spread is based on the percentage of the borrowing base that is outstanding. A commitment fee ranging between 0.375% and 0.50% is paid on the unused portion of the borrowing base. The weighted average effective interest rate during 1999 was 8.14%. As of December 31, 1999, the weighted average interest rate under the Credit Facility was 9.12% and $57.6 million was outstanding. As of December 31, 1998, the weighted average interest rate under the Credit Facility was 7.67% and $55.7 million was outstanding.

  Forbearance Agreements

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

     On July 7, 1999 the lenders under each of the bank credit facilities reset the Company's borrowing base, which had been $165 million in the aggregate at December 31, 1998, to $91 million. The principal amount outstanding under the bank loans at June 30, 1999 was $126.7 million. Because the Company did not make the $35.7 million additional lump-sum payment, a payment default occurred. The lenders declared due all amounts owing under the bank loans, demanded payment and declared in effect the default rate of interest. The bank lenders also delivered a payment blockage notice to the indenture trustee of the 8.875% senior subordinated notes. The Company did not make the scheduled July 15, 1999 interest payments on both the 8.875% senior subordinated notes and the 11% senior notes, totaling $13.8 million. As a result of the payment default under the bank loans and the interest payment default on the notes, the holders of the requisite percentage of the Company's senior notes and senior subordinated notes and the indenture trustees of the senior notes and the senior subordinated notes have the right to declare the principal amount of the notes immediately due and payable. On December 28, 1999, holders of the senior notes alleging to hold the requisite percentage of senior notes provided notice of acceleration of maturity and declared the principal and interest of the senior notes to be immediately due and payable.

     On July 26, 1999, the Company and its bank lenders entered into new forbearance agreements (effective as of July 1, 1999) which provided that the lenders would refrain from exercising their rights and remedies not previously exercised until October 5, 1999. Subsequently, these forbearance agreements were extended twice on the same terms through March 2, 2000. The lenders did not waive the payment default but rescinded their declaration that all amounts outstanding under the credit facilities are immediately due and payable and effectively waived the default rate of interest. The new forbearance agreements precluded the Company from making interest payments on its senior notes and its senior subordinated notes. Under the terms of the new forbearance agreements, the Company committed to make monthly principal payments of $2.5 million. In addition, the agreements provide that a portion of the proceeds from the sale of any of the Company's oil and gas properties be dedicated to payment of principal under the credit facilities. The forbearance agreements expired on March 2, 2000.

     Since the commencement of the bankruptcy proceedings on January 18, 2000, the Company has been operating under a cash collateral agreement with its bank lenders. The agreement provides for, among other things, that the Company make monthly principal payments of $2.5 million and that the lenders have the right to review and approve the Company's projected use of cash during the bankruptcy proceedings.

  Other Information

     The estimated fair value of the Company's Senior Notes and Senior Subordinated Notes at December 31, 1999 were $120.0 million and $34.4 million, respectively. These values were estimated based upon the December 31, 1999 quoted market price of $80.00 for the Senior Notes and $27.50 for the Subordinated Notes. Subsequent to year end the Senior Notes and the Senior Subordinated Notes have traded as low as $78.00 and $25.00, respectively.

     The estimated fair value of the Company's Senior Notes and Subordinated Notes at December 31, 1998 were $132.0 million and $68.8 million, respectively. These values were estimated based upon the December 31, 1998 quoted market price of $88.00 for the Senior Notes and $55.00 for the Subordinated Notes. The carrying amounts of the remaining debt at year-end 1999 and 1998 approximate fair value.

     Without providing for the effect of bankruptcy, the scheduled maturities of the Company's debt during the next five years is as follows: 2000 $107.17 million, 2001 $-0- million, 2002 $-0- million, 2003 $150 million and 2004 $-0-.
Interest payments were $25.4 million in 1999, $30.0 million in 1998 and $22.5 million in 1997.

7. LEASES

     Future minimum lease payments under non-cancelable operating leases are as follows: $0.7 million in 2000, $0.7 million in 2001, $0.5 million in 2002, $0.3 million in 2003 and $0.3 million in 2004. Lease payments charged to operating expenses amounted to $0.7 million, $0.8 million and $0.8 million during 1999, 1998 and 1997, respectively.

8. INCOME TAXES

     Federal and state income tax provision (benefit) includes the following components:

                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                    ---------------------------------
                                                     1999        1998         1997
                                                    -------    ---------    ---------
                                                         (DOLLARS IN THOUSANDS)
Current (benefit) provision.......................  $    --    $  (3,248)   $      --
Deferred provision (benefit), net.................       --       19,702      (52,406)
                                                    -------    ---------    ---------
Federal income tax expense (benefit)..............       --       16,454      (52,406)
State income tax benefit (provision) (deferred
  provision $0 in 1999, $750 in 1998, and $300 in
  1997)...........................................       --         (455)         351
                                                    -------    ---------    ---------
                                                    $    --    $  15,999    $ (52,055)
                                                    =======    =========    =========
Reconciliation of federal income tax expense
  (benefit) at statutory rate to provision for
  income taxes:
Income (loss) before income taxes.................  $ 4,340    $(280,521)   $(149,440)
                                                    -------    ---------    ---------
Tax provision (benefit) at 35% statutory rate.....    1,519      (98,183)     (52,304)
State income tax, net of federal income tax
  benefit.........................................       --         (296)         228
Statutory depletion...............................       --          (20)         (23)
Reversal of prior year Section 29 credits.........       --          529           --
Valuation allowance...............................   (1,532)     113,944           --
Other, net........................................       13           25           44
                                                    -------    ---------    ---------
                                                    $    --    $  15,999    $ (52,055)
                                                    =======    =========    =========

     The primary differences giving rise to the Company's net deferred tax assets are as follows:

                                                      DECEMBER 31, 1999
                                                    ----------------------
                                                    (DOLLARS IN THOUSANDS)
Income tax effects of:
  Ceiling test writedowns and other property
     related items...............................         $  24,865
  Alternative minimum tax credit carry
     forwards....................................             2,776
  Net operating loss carry forward...............            84,771
  Valuation allowance............................          (112,412)
                                                          ---------
                                                          $      --
                                                          =========

     Income tax payments were $-0- million in 1999, $0.3 million in 1998 and $0.5 million in 1997. Also, in 1998, the Company received a federal income tax refund of $3.2 million.

     Historically, the Company has recorded tax benefits relating to its pretax book losses even though it has been in a net operating loss carryforward position for federal income purposes. SFAS 109 allows for such tax benefits to be recorded as deferred tax assets if management believes that it is "more likely than not" that these assets will be realized through the generation of future taxable income. Due to the significant losses recorded in 1998 and the uncertainty of future oil and natural gas commodity prices, management concluded that a valuation allowance against net deferred tax assets is required in accordance with SFAS 109. In making its assessment, management considered several factors, including uncertainty of the Company's ability to generate sufficient income in order to realize its future tax benefits. Accordingly, the Company recorded a valuation allowance at December 31, 1998 to reduce to zero its deferred tax assets. The valuation allowance was $112.4 million and $113.9 million at December 31, 1999 and 1998, respectively. The valuation allowance will be monitored for potential adjustments as future events so indicate.

     Deferred tax assets relate primarily to the Company's pre-tax book losses, the net operating loss and alternative minimum tax credit carryforwards. At December 31, 1999, the Company had tax net operating losses ("NOLs") of approximately $242.2 million available to offset future taxable income, of which approximately $14.5 million will expire in 2011, $82.7 million will expire in 2012, $73.8 million will expire in 2018 and $71.2 will expire in 2019.

9. FINANCIAL INSTRUMENTS

     The Company has, at times, utilized swaps, futures contracts and options to manage risks associated with fluctuations in the prices of its natural gas and oil production.

     Commodity Price Swaps. Commodity price swap agreements require the Company to make or receive payments from the counterparties based upon the differential between a specified fixed price and a price related to those quoted on the New York Mercantile Exchange. The Company accounts for these transactions as hedges and, accordingly, gains or losses are deferred until the time the underlying product is produced. At December 31, 1999, the Company was party to commodity price swap agreements covering approximately 3.5 million MMBtu, 3.0 million MMBtu and 7.3 million MMBtu of natural gas production for the years 2000 and 2001, and for the period 2002 through 2005, respectively. At December 31, 1999, the unrealized loss on these contracts was $5.8 million. Additionally, the Company had deferred losses of $0.4 million from closed swap contracts relating to gas production in the year 2000.

     The Company also utilized swap agreements to lock in the price of 36,200 barrels of oil production in the first half of the year 2000. At December 31, 1999, the unrealized loss was negligible.

     Futures and Options Contracts. Oil or natural gas futures contracts require the Company to sell oil or natural gas at a future time at a fixed price. Periodically, the Company uses these futures contracts to hedge price risk on a portion of its production. Option contracts provide the right, not the requirement, to buy or sell a commodity at a fixed price. By buying a "put" option, the Company is able to set a floor price for a specified quantity of its oil or gas production. By selling a "call" option, the Company receives an upfront premium to sell its oil or gas production at a fixed price. By selling call options and buying put options, the Company, at little or no cost, effectively places a "collar" on the price it will receive for that quantity of future production.

     At December 31, 1999, the Company had no open futures contracts, but had collars in place covering 18,200 barrels of production in the second quarter of the year 2000 with a negligible unrealized loss. At December 31, 1998, the Company had no open futures contracts.

     The Company realized $0.8 million in net hedging gains during 1999.

     None of the outstanding agreements impose cash margin requirements on the Company.

10. LITIGATION

  Royalty Suits

     The Company was a party to six lawsuits in the Texas State Courts involving various claims asserted by various holders of royalty interests under leases on the acreage that was dedicated to the Tennessee Gas Contract or pooled therewith. One suit involves claims by the holder of an overriding royalty interest in the dedicated acreage of certain rights in the Tennessee Gas Contract. Of the other five (the "Royalty Basis Suits"), one seeks a declaratory judgment on the royalty payment basis for non-dedicated acreage in which the Company owns no interest. The other four suits seek declaratory judgments to determine whether royalties payable to the holders of landowner royalty interests in the dedicated acreage should be based on the net proceeds received by the Company for gas sales under the Tennessee Gas Contract or on the spot market price. The Company paid royalties based upon the spot market price to the holders of royalty interests (other than the overriding royalty interest) because the Company's leases, which cover only dedicated acreage, have market value royalty provisions.

     Initially, there were three Royalty Basis Suits, one in Dallas County, Texas, in which the Company is a co-plaintiff and two subsequently filed suits in Zapata County, Texas, in which the Company is a co-defendant (the "Las Blancas Suit" and the "Gonzalez Suit"). The Dallas suit was subsequently split into four separate lawsuits, based on issues concerning 1) the dedicated acreage in the Guerra "A" and Guerra "B" Units (the "Los Santos Suit"); 2) the non-dedicated acreage in those Units (the "Collins Suit"), in which the Company has no interests; 3) the Jesus Yzaguirre Unit, which consists entirely of dedicated acreage owned only by the Company (the "Jesus Yzaguirre Suit"), and 4) the overriding royalty interest in the dedicated acreage (the "Matthews Suit").

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

     The Los Santos Suit and the Jesus Yzaguirre Suit have resulted in separate summary judgments in favor of the Company's position that royalty payments based upon the spot market price are all that is required to be paid under the leases and granting dismissal of the royalty owners' counterclaims and affirmative defenses. In early 1997, the summary judgment in the Los Santos Suit was appealed to the Fifth Court of Appeals in Dallas by the royalty holders, who requested oral argument on 11 points of error. These points of error concern the granting of summary judgment against them on issues of lease provisions on market value royalties and on their counterclaims and affirmative defenses of fraud, negligent misrepresentations, conspiracy and estoppel; for denial of their efforts to supplement summary judgment evidence; for denial of efforts to transfer venue to Zapata County; for failure to abate the Dallas lawsuit in favor of the two suits filed later by them in Zapata County, and for the entry of final judgment in favor of the Company and its co-plaintiffs. Supplemental briefs to present recent Texas Supreme Court decisions relevant to the appeal were filed with the Fifth Court of Appeals by the Company and its co-plaintiffs on December 18, 1998, and responded to by Appellants on January 6, 1999. On January 12, 1999, oral argument was held, and on April 27, 1999, the Fifth Court of Appeals overruled the royalty owners' 11 points of error and affirmed the trial court's judgment in favor of the

Company's position. On May 10, 1999, the royalty holders moved for a rehearing. The Company and its co-appellees filed their response on May 24, 1999, and on August 17, 1999, the Fifth Court of Appeals issued an opinion nunc pro tunc and judgment that affirmed the trial court's judgment. A subsequent motion for rehearing was denied on September 21, 1999, and the royalty holders applied to the Texas Supreme Court for review on September 28, 1999. On November 12, 1999, their petition for review was denied by the Texas Supreme Court. However, the royalty holders moved the Supreme Court for a rehearing and several friend-of-court briefs were filed in support of a rehearing by the Supreme Court. On December 27, 1999, the Company and the other respondents were requested to file a response to the motion for rehearing, which was done on January 11, 2000. The royalty holders filed a reply to this response on January 20, 2000, and on January 26, 2000, the Texas Supreme Court requested that the parties file briefs on the merits of the matter, but stated that the petition for review had not been granted and remained under consideration. The royalty holders' brief was filed on February 25, 2000, and the response brief by the Company and the other respondents was filed on March 16, 2000. Any reply brief by the royalty holders must be filed with the Texas Supreme Court by March 31, 2000.

     In the Jesus Yzaguirre Suit, certain of the royalty owners counterclaimed against the Company, asserting that the largest lease contained therein had terminated in December 1975, and that they were entitled to the Tennessee Gas Contract price because of the execution of certain division orders in 1992 that allegedly varied the market value royalty provision of their lease. On May 30, 1997, the Company and these royalty owners reached a settlement of the lease termination claims, and on June 2, 1997, this issue was dismissed from the Jesus Yzaguirre Suit. On June 17, 1997, the Company and the royalty owners moved for summary judgment on the issue of the effect of division orders. The trial judge granted the Company's motion and denied the competing motion on August 12, 1997. On October 29, 1997, a final judgment was signed, and on November 19, 1997, the royalty owners gave notice of their appeal to the Fifth Court of Appeals in Dallas, Texas, and caused the appellate record to be filed. The royalty owners' brief was filed with the Fifth Court of Appeals on March 18, 1998. The Company filed its brief in response on April 16, 1998. The parties requested oral argument on the Appellants' issues that it was an error for the trial court to grant summary judgment for the Company on the unambiguous lease provisions requiring the Company to pay market value royalties and against them on their contention that the implied duty to market required the Company to pay royalties based upon the higher contract price; to grant summary judgment to the Company that the 1992 division orders did not override the express royalty provisions of their leases under Texas law; to grant summary judgment declaring that their counterclaims and affirmative defenses of fraud, negligent misrepresentations, conspiracy and estoppel, as well as allegations of oral promises and a course of conduct by the Company, did not change the unambiguous terms of the written leases; to exclude Appellants' expert witness testimony on "market value" as being inadmissible; to deny Appellants' efforts to transfer venue from Dallas County to Zapata County; and to refuse to abate this suit in favor of Appellants' later-filed suit against the Company in Zapata County. On October 28, 1999, the parties were notified that the Fifth Court of Appeals in Dallas had determined that oral argument would not significantly aid it in determining the legal and factual issues presented. Accordingly, the royalty owners' appeal was submitted for decision on January 4, 2000, without oral argument.

     Given the inherent uncertainties of appellate matters and notwithstanding that the Company's position on the market value and other issues is based upon established decisional law in Texas, the Company is unable to provide any assurance of a favorable outcome of the Texas Supreme Court's ongoing consideration of the royalty owners' petition for review in the Los Santos Suit or of their appeal before the Fifth Court of Appeals from the summary judgments and evidentiary rulings in the Jesus Yzaguirre Suit, inasmuch as the royalty owners can obtain a reversal and remand for plenary trial, in each instance, upon showing that summary judgment was improper because there exists an issue of material fact.

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

  Site Restoration

     The Company is a defendant in a lawsuit brought by InterCoast Energy Company and MidAmerican Capital Company ("Plaintiffs) against KCS Energy, Inc., KCS Medallion Resources, Inc. and Medallion California Properties Company ("KCS Defendants"), and Kerr-McGee Oil & Gas Onshore LP and Kerr-McGee Corporation ("Kerr-McGee Defendants") currently pending in the 234th Judicial District Court of Harris County, Texas under Cause Number 1999-45998. The suit seeks a declaratory judgment declaring the rights and obligations of each of Plaintiffs, the KCS Defendants and the Kerr-McGee Defendants in connection with environmental damages and surface restoration on lands covered by the following two oil and gas leases:

          a. Oil and Gas Lease dated June 13, 1935, from Newhall Land and Farming Company, as Lessor, to Barnsdall Oil Company, as Lessee (the "RSF Lease") and

          b. Oil and Gas Lease dated June 6, 1941, from the Newhall Corporation, as Lessor, to C.G. Willis, as Lessee (the "Ferguson Lease").

     The RSF Lease and the Ferguson Lease are herein called "Leases." Oil and gas production from such lands commenced shortly after the RSF Lease was granted and has continued to date.

     From inception of the Leases until October 30, 1990, the Leases were owned by entities that through corporate succession and name change ultimately became Sun Operating Limited Partnership ("Sun L.P."). On October 30, 1990, Sun L.P. transferred the Leases to DKM Offshore Energy, Inc. ("DKM") and Neste Oil Services Inc. ("Neste"). In the assignment of the Leases, Sun L.P. indemnified DKM and Neste from environmental claims resulting from the indemnitors' operations provided that such environmental claims were made within ten years from October 30, 1990. Shortly after the transfer to DKM and Neste, DKM acquired Neste's rights and, subsequently, DKM became Medallion California Properties Company ("Medallion California"). Later, the Company acquired the stock of Medallion California Properties Company. Also, Sun L.P. became Kerr-McGee Oil & Gas Onshore L.P. ("Kerr-McGee L.P."). In connection with the sale of Medallion California to KCS, InterCoast Energy Company ("InterCoast") indemnified the Company and Medallion California for up to 90% of the costs of environmental remediation not assumed by Kerr-McGee L.P., and InterCoast's parent, MidAmerican Capital Company ("MidAmerican"), guaranteed InterCoast's indemnity obligations.

     For a more in-depth discussion of the environmental condition of the property, see "Regulation."

  Other

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

     KCS Energy, Inc. has been named as a co-defendant in a lawsuit that is pending in District Court in Ector County, Texas. The litigation involves claims by the plaintiff against KCS and the co-defendant for damages allegedly caused by drainage to an oil and gas lease. The plaintiff seeks damages of up to $18.1 million. KCS is considering possible counterclaims.

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

11. NEW YORK STOCK EXCHANGE LISTING

     In October 1999, the Company reported that it does not currently meet the newly effective New York Stock Exchange (NYSE) continued listing standards. These standards require total market capitalization of not less than $50 million and total stockholders' equity of not less than $50 million. At the close of business on March 28, 2000, the Company's total market capitalization was approximately $40.2 million. As a result of the non-cash ceiling writedown at December 31, 1998, the Company currently has negative stockholders' equity.

     The Company has submitted a plan to the NYSE's Listings and Compliance Committee that sets forth a strategy to enable the Company to comply with the new standards by the deadline established by the NYSE. That plan was accepted by the NYSE in November 1999. The Company will be monitored quarterly for compliance with the plan. Should the Company not meet its compliance objectives, it will be subject to trading suspension and delisting procedures.

12. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                        QUARTERS
                                                      ---------------------------------------------
                                                       FIRST       SECOND      THIRD       FOURTH
                                                      --------   ----------   --------   ----------
                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
1999
  Revenue...........................................  $33,005     $ 33,355    $35,605    $  34,526
  Operating income..................................    7,946       10,034     14,678       10,985
  Income (loss) from continuing operations..........   (1,918)         219      4,756        1,283
  Net income (loss).................................  $(1,918)    $    219    $ 4,756    $   1,283
  Basic earnings (loss) per common share............  $ (0.07)    $   0.01    $  0.16    $    0.04
  Diluted earnings (loss) per common share..........  $ (0.07)    $   0.01    $  0.16    $    0.04

                                                                        QUARTERS
                                                      ---------------------------------------------
                                                       FIRST     SECOND(A)     THIRD     FOURTH(B)
                                                      --------   ----------   --------   ----------
                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
1998
  Revenue...........................................  $31,309     $ 33,663    $32,277    $  32,203
  Operating income (loss)...........................    7,556      (51,158)     4,801     (205,860)
  Loss from continuing operations...................     (140)     (38,877)    (3,581)    (253,922)
  Net loss..........................................  $  (140)    $(38,877)   $ 3,581)   $(253,922)
  Basic loss per common share.......................  $    --     $  (1.32)   $ (0.12)   $   (8.68)
  Diluted loss per common share.....................  $    --     $  (1.32)   $ (0.12)   $   (8.68)

---------------

(A) Includes a $57.6 million pretax, $37.5 million after-tax, or $1.27 per share, non-cash ceiling writedown of oil and gas assets.

(B) Includes a $210.8 million pretax, $137.0 million after-tax, non-cash ceiling writedown and a $113.9 million non-cash tax valuation allowance aggregating $8.58 per share.

     The total of the earnings per share for the quarters does not equal the earnings per share elsewhere in the Consolidated Financial Statements as a result of the change in the number of shares outstanding during the applicable periods.

13. OIL AND GAS PRODUCING OPERATIONS

     The following data is presented pursuant to FASB Statement No. 69 with respect to oil and gas acquisition, exploration, development and producing activities, which is based on estimates of year-end oil and gas reserve quantities and forecasts of future development costs and production schedules. These estimates and forecasts are inherently imprecise and subject to substantial revision as a result of changes in estimates of remaining volumes, prices, costs and production rates.

     Except where otherwise provided by contractual agreement, future cash inflows are estimated using year-end prices. Oil and gas prices at December 31, 1999 are not necessarily reflective of the prices the Company expects to receive in the future. Other than gas sold under contractual arrangements, including swaps, futures contracts and options, gas prices were based on NYMEX prices of $2.33, $2.15 and $2.50 at December 31, 1999, 1998 and 1997, respectively, and oil prices were based on West Texas Intermediate (WTI) prices of $22.75, $8.57 and $15.15 at December 31, 1999, 1998 and 1997, respectively.

     VPP volumes represent oil and gas reserves purchased from third parties which generally entitle the Company to a specified volume of oil and gas to be delivered over a stated time period. The related volumes stated herein reflect scheduled amounts of oil and gas to be delivered to the Company at agreed delivery points and future cash inflows are estimated at year-end prices. Although specific terms of the Company's VPPs vary, the Company is generally entitled to receive delivery of its scheduled oil and gas volumes, free of drilling and lease operating costs.

PRODUCTION REVENUES AND COSTS

     Information with respect to production revenues and costs related to oil and gas producing activities is as follows:

                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                    ---------------------------------
                                                      1999        1998        1997
                                                    ---------   ---------   ---------
                                                         (DOLLARS IN THOUSANDS)
Revenue...........................................  $ 131,997   $ 123,491   $ 137,837
Production (lifting) costs........................     30,148      34,430      35,266
Technical support and other.......................      4,432       7,113       6,978
Depreciation, depletion and amortization..........     50,816      59,746      58,465
Writedown of oil and gas properties...............         --     268,468     165,149
                                                    ---------   ---------   ---------
          Total expenses..........................     85,396     369,757     265,858
                                                    ---------   ---------   ---------
Pretax income (loss) from producing activities....     46,601    (246,266)   (128,021)
Income tax benefit................................         --          --     (48,344)
                                                    ---------   ---------   ---------
Results of oil and gas producing activities
  (excluding corporate overhead and interest).....  $  46,601   $(246,266)  $ (79,677)
                                                    =========   =========   =========
Capitalized costs incurred:
  Property acquisition............................  $  25,847   $  80,741   $  70,364
  Exploration.....................................      8,949      15,865      33,440
  Development.....................................     25,204      66,790     107,424
                                                    ---------   ---------   ---------
          Total capitalized costs incurred........  $  60,000   $ 163,396   $ 211,228
                                                    =========   =========   =========
Capitalized costs at year end:
  Proved properties...............................  $ 955,340   $ 913,777   $ 739,551
  Unproved properties.............................      8,437      17,718      21,080
                                                    ---------   ---------   ---------
                                                      963,777     931,495     760,631
Less accumulated depreciation, depletion and
  amortization....................................   (731,496)   (682,913)   (356,877)
                                                    ---------   ---------   ---------
Net investment in oil and gas properties..........  $ 232,281   $ 248,582   $ 403,754
                                                    =========   =========   =========

DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED)

     The following information relating to discounted future net cash flows has been prepared on the basis of the Company's estimated net proved oil and gas reserves in accordance with FASB Statement No. 69.

DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Future cash inflows.........................................  $ 713,067    $ 639,062
Future costs:
  Production................................................   (235,328)    (183,550)
  Development...............................................    (41,751)     (40,827)
  Discount -- 10% annually..................................   (143,198)    (120,926)
                                                              ---------    ---------
  Present value of future net revenues......................    292,790      293,759
  Future income taxes, discounted at 10%....................         --           --
                                                              ---------    ---------
Standardized measure of discounted future net cash flows....  $ 292,790    $ 293,759
                                                              =========    =========

CHANGES IN DISCOUNTED FUTURE NET CASH FLOWS FROM PROVED RESERVE QUANTITIES

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1999        1998        1997
                                                            ---------   ---------   ---------
                                                                 (DOLLARS IN THOUSANDS)
BALANCE, BEGINNING OF YEAR................................  $ 293,759   $ 374,882   $ 437,599
Increases (decreases)
  Sales, net of production costs..........................   (101,849)    (89,061)   (102,571)
  Net change in prices, net of production costs...........     41,610    (104,375)   (201,580)
  Discoveries and extensions, net of future production and
     development costs....................................     25,402      40,599     101,004
  Changes in estimated future development costs...........        344      18,774     (18,912)
  Change due to acquisition of reserves in place..........     41,142      93,200      40,509
  Development costs incurred during the period............      8,400      25,291      34,674
  Revisions of quantity estimates.........................    (10,666)   (110,677)    (19,160)
  Accretion of discount...................................     28,068      41,049      55,761
  Net change in income taxes..............................         --      35,624      84,390
  Sales of reserves in place..............................    (24,345)     (5,918)     (2,225)
  Changes in production rates (timing) and other..........     (9,075)    (25,629)    (34,607)
                                                            ---------   ---------   ---------
  Net increase (decrease).................................       (969)    (81,123)    (62,717)
                                                            ---------   ---------   ---------
BALANCE, END OF YEAR......................................  $ 292,790   $ 293,759   $ 374,882
                                                            =========   =========   =========

RESERVE INFORMATION (UNAUDITED)

     The following information with respect to the Company's 1999 net proved oil and gas reserves are estimates prepared by Netherland, Sewell & Associates, Inc. Proved developed reserves represent only those reserves expected to be recovered through existing wells using equipment currently in place. Proved undeveloped reserves represent proved reserves expected to be recovered from new wells or from existing wells after material recompletion expenditures. All of the Company's reserves are located within the United States.

                                              1999               1998                1997
                                        ----------------   -----------------   ----------------
                                          GAS      OIL       GAS       OIL       GAS      OIL
                                         MMCF      MBBL     MMCF      MBBL      MMCF      MBBL
                                        -------   ------   -------   -------   -------   ------
Proved developed and undeveloped
  reserves
BALANCE, BEGINNING OF YEAR............  257,690    8,693   326,168    19,063   268,025   14,631
Production............................  (50,471)  (1,408)  (50,070)   (1,746)  (43,700)  (1,824)
Discoveries, extensions, etc..........   13,953      777    38,783     1,413   110,010    6,172
Acquisition of reserves in place......   31,857      906    50,705       557    23,281      155
Sales of reserves in place............  (18,118)    (604)   (8,948)     (260)     (698)     (23)
Revisions of estimates................   (7,792)     (23)  (98,948)  (10,334)  (30,750)     (48)
                                        -------   ------   -------   -------   -------   ------
BALANCE, END OF YEAR..................  227,119    8,341   257,690     8,693   326,168   19,063
                                        =======   ======   =======   =======   =======   ======
Proved developed reserves
  BALANCE, BEGINNING OF YEAR..........  204,327    6,963   234,091    13,008   236,454   12,133
                                        -------   ------   -------   -------   -------   ------
  BALANCE, END OF YEAR................  175,896    7,568   204,327     6,963   234,091   13,008
                                        -------   ------   -------   -------   -------   ------

                                    PART III

     Item 10 -- Directors and Executive Officers of the Registrant, Item
11 -- Executive Compensation, Item 12 -- Security Ownership of Certain Beneficial Owners and Management, and Item 13 -- Certain Relationships and Related Transactions are incorporated by reference from the Company's definitive proxy statement relating to its 2000 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Financial statements, financial statement schedules and exhibits.

     (1) The following consolidated financial statements of KCS and its subsidiaries are presented in Item 8 of this Form 10-K.

                                                               PAGE
                                                               -----
Report of Independent Public Accountants....................      26
Statements of Consolidated Operations for the years ended
  December 31, 1999, 1998 and 1997..........................      27
Consolidated Balance Sheets at December 31, 1999 and 1998...      28
Statements of Consolidated Stockholders' (Deficit) Equity
  for the years ended December 31, 1999, 1998 and 1997......      29
Statements of Consolidated Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................      30
Notes to Consolidated Financial Statements..................   31-48

     (3) Exhibits

     See "Exhibit Index" located on pages 51-53 of this Form 10-K for a listing of all exhibits filed herein or incorporated by reference to a previously filed registration statement or report with the Securities and Exchange Commission ("SEC").

     (b) Reports on Form 8-K.

     On December 28, 1999, the registrant reported, under Item 5 of Form 8-K, that it had entered into a restructuring agreement with certain of its senior noteholders and senior subordinated noteholders.

     On January 31, 2000, the registrant reported, under Item 3 of Form 8-K, that on January 18, 2000 the Bankruptcy Court for the District of Delaware had signed an order granting the registrant and its subsidiaries relief under Chapter 11 of the Bankruptcy Code.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      KCS ENERGY, INC.
                                            ------------------------------------
                                                        (Registrant)

                                            By:     /s/ FREDERICK DWYER
                                              ----------------------------------
                                                       Frederick Dwyer
                                                  Vice President, Controller
                                                        and Secretary

Date: March 29, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

               /s/ JAMES W. CHRISTMAS                    President & Chief Executive    March 29, 2000
-----------------------------------------------------      Officer and Director
                 James W. Christmas

                 /s/ STEWART B. KEAN                     Chairman and Director          March 29, 2000
-----------------------------------------------------
                   Stewart B. Kean

                /s/ G. STANTON GEARY                     Director                       March 29, 2000
-----------------------------------------------------
                  G. Stanton Geary

              /s/ JAMES E. MURPHY, JR.                   Director                       March 29, 2000
-----------------------------------------------------
                James E. Murphy, Jr.

                                                         Director
-----------------------------------------------------
                 Robert G. Raynolds

                 /s/ JOEL D. SIEGEL                      Director                       March 29, 2000
-----------------------------------------------------
                   Joel D. Siegel

             /s/ CHRISTOPHER A. VIGGIANO                 Director                       March 29, 2000
-----------------------------------------------------
               Christopher A. Viggiano

                 /s/ FREDERICK DWYER                                                    March 29, 2000
-----------------------------------------------------
                   Frederick Dwyer
             Vice President, Controller
                    and Secretary

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          (3)i           -- Certificate of Incorporation of KCS filed as Exhibit 4.3 to Form S-8 Registration Statement No. 33-63982 filed
                            with SEC June 8, 1993.
             ii          -- By-Laws of KCS filed as Exhibit 4.4 to Form S-8
                            Registration Statement No. 33-63982 filed with SEC June
                            8, 1993.
          (4)i           -- Form of Common Stock Certificate, $0.01 par Value, filed as Exhibit 4 of Registrant's Form 10-K Report for Fiscal
                            1988.
             ii          -- Form of Common Stock Certificate, $0.01 par Value, filed as Exhibit 5 of Registrant's Form 8-A Registration
                            Statement No. 1-11698 filed with the SEC, January 27,
                            1993.
             iii         -- Indenture dated as of January 15, 1996 between KCS,
                            certain of its subsidiaries and Fleet National Bank of
                            Connecticut, Trustee, filed as Exhibit 4 to Current
                            Report on Form 8-K dated January 25, 1996.
             iv          -- Form of 11% Senior Note due 2003 (included in Exhibit
                            (4)(iii)).
         (10)i           -- Performance Unit Plan filed as Exhibit 10B of
                            Registrant's Form 10 filed with the SEC May 13, 1988.*
             ii          -- 1988 KCS Group, Inc. Employee Stock Purchase Program
                            filed as Exhibit 4.1 to Form S-8 Registration Statement
                            No. 33-24147 filed with the SEC on September 1, 1988.*
             iii         -- Amendments to 1988 KCS Energy, Inc. Employee Stock
                            Purchase Program filed as Exhibit 4.2 to Form S-8
                            Registration Statement No. 33-63982 filed with SEC June
                            8, 1993.*
             iv          -- 1988 Stock Plan filed as Exhibit 10A of Registrant's Form
                            10 filed with the SEC May 13, 1988 and as Exhibit 4.1 to
                            Form S-8 Registration Statement No. 33-25707 filed with
                            the SEC on November 21, 1988.*
             v           -- KCS Group, Inc. Savings and Investment Plan filed as
                            Exhibit 4.1 to Form S-8 Registration Statement No.
                            33-28899 filed with the SEC on May 16, 1989.*
             vi          -- 1992 Stock Plan filed as Exhibit 4.1 to Form S-8
                            Registration Statement No. 33-45923 filed with the SEC on
                            February 24, 1992.*
             vii         -- Purchase and Sale Agreement dated as of November 30, 1995 between the Company and Hawkins Oil of Michigan, Inc.
                            (formerly Savoy Oil & Gas, Inc.), Conveyance of
                            Production Payment dated as of November 30, 1995,
                            Production and Delivery Agreement dated as of November
                            30, 1995, Option Agreement dated as of November 30, 1995,
                            Drilling Participation Agreement dated December 7, 1995,
                            Assignment and Bill of Sale (Working Interests) filed
                            with the SEC as Exhibits 2.1 through 2.6 to Form 8-K on
                            December 22, 1995.
             viii        -- Purchase and Sale Agreement dated September 8, 1995 by
                            and between Natural Gas Processing Co., a Wyoming
                            corporation, and KCS Resources, Inc., a Delaware
                            corporation filed with the SEC as Exhibit 2.1 to Form 8-K
                            on November 22, 1995.
             ix          -- Stock Purchase Agreement by, between and among KCS
                            Energy, Inc., InterCoast Energy Company, and InterCoast
                            Gas Services Company dated November 14, 1996 filed with
                            the SEC as Exhibit 2.1 to Form 8-K/A on November 15,
                            1996.