Form 10-Q
period 2000-03-31
KCS ENERGY INC
filed 2000-05-15
CIK 832820

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

                         (1) [X] Yes       (2) [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $0.01 par value: 29,265,810 shares outstanding as of May 1, 2000.

            KCS ENERGY, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
                 CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

                                                                           Three Months Ended
                                                                                March 31,
(Amounts in thousands except                                          -------------------------------
per share data)             Unaudited                                   2000                   1999
                                                                      --------               --------
Oil and gas revenue                                                    $ 35,567               $ 32,342
Other revenue, net                                                          440                    663
                                                                       --------               --------
Total revenue                                                            36,007                 33,005

Operating costs and expenses
    Lease operating expenses                                              5,846                  6,981
    Production taxes                                                      1,209                    765
    General and administrative expenses                                   2,094                  3,208
    Depreciation, depletion and amortization                             12,622                 14,105
                                                                       --------               --------
Total operating costs and expenses                                       21,771                 25,059
                                                                       --------               --------
Operating income                                                         14,236                  7,946
Interest and other income, net                                               --                     41
Interest expense (contractual interest for the three months
     ended March 31, 2000 was $9,217)                                    (6,785)                (9,905)
                                                                       --------               --------
Income (loss) before reorganization items and income taxes                7,451                 (1,918)
Reorganization items
    Write-off of deferred debt issue costs related to
         senior notes and senior subordinated notes                      (6,132)                    --
    Financial restructuring costs                                        (2,065)                    --
    Interest income                                                          99                     --
                                                                       --------               --------
Total reorganization items                                               (8,098)                    --
                                                                       --------               --------
Loss before income taxes                                                   (647)                (1,918)
Federal and state income taxes                                               --                     --
                                                                       --------               --------
Net loss                                                               $   (647)              $ (1,918)
                                                                       ========               ========
Basic loss per share of common stock                                   $  (0.02)              $  (0.07)
                                                                       ========               ========
Diluted loss per share of common stock                                 $  (0.02)              $  (0.07)
                                                                       ========               ========
Average shares outstanding for computation
    of earnings per share
Basic                                                                    29,267                 29,258
Diluted                                                                  29,267                 29,258
                                                                       ========               ========

     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

            KCS ENERGY, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)                                        March 31,               December 31,
                          Unaudited                             2000                      1999
                                                              ---------                 ---------
ASSETS
Current assets
    Cash and cash equivalents                                 $  13,772                 $  10,584
    Trade accounts receivable                                    23,299                    21,941
    Other current assets                                          6,268                     7,571
                                                              ---------                 ---------
        Current assets                                           43,339                    40,096
                                                              ---------                 ---------
Oil and gas properties, full cost method, net                   232,610                   232,281
Other property, plant and equipment, net                          4,440                     4,686
                                                              ---------                 ---------
        Property, plant and equipment, net                      237,050                   236,967
                                                              ---------                 ---------
Deferred charges and other assets                                 2,779                     7,869
                                                              ---------                 ---------
                                                              $ 283,168                 $ 284,932
                                                              =========                 =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities not subject to compromise
Current liabilities
    Accounts payable                                          $  11,887                 $  13,340
    Accrued interest on public debt                                  --                    26,444
    Other accrued liabilities                                    12,583                    11,262
    Short-term debt                                              99,595                   381,819
                                                              ---------                 ---------
        Current liabilities                                     124,065                   432,865
                                                              ---------                 ---------
Deferred credits and other liabilities                            1,954                     1,910
                                                              ---------                 ---------
Liabilities subject to compromise
    Senior notes                                                150,000                        --
    Senior subordinated notes                                   125,000                        --
    Accrued interest on public debt                              30,569                        --
    Pre-petition accounts payable                                 2,070                        --
                                                              ---------                 ---------
        Liabilities subject to compromise                       307,639                        --
                                                              ---------                 ---------
Stockholders' (deficit) equity
    Common stock, par value $0.01 per
        share - authorized 50,000,000
        shares, issued 31,432,906 and
        31,435,406, respectively                                    314                       314
    Additional paid-in capital                                  145,098                   145,098
    Retained (deficit) earnings                                (291,161)                 (290,514)
    Less treasury stock, 2,167,096 shares, at cost               (4,741)                   (4,741)
                                                              ---------                 ---------
        Total stockholders' (deficit) equity                   (150,490)                 (149,843)
                                                              ---------                 ---------
                                                              $ 283,168                 $ 284,932
                                                              =========                 =========

     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

            KCS ENERGY, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                          Three Months Ended
                                                                               March 31,
                                                                    ---------------------------------
(Dollars in thousands)             Unaudited                          2000                     1999
                                                                    --------                 --------
Cash flows from operating activities
   Net loss                                                         $   (647)                $ (1,918)
   Adjustments to reconcile net loss
     to cash provided by operating activities:
      Depreciation, depletion and amortization                        12,622                   14,105
      Other non-cash charges and credits, net                            539                      593
      Reorganization items                                             8,098                       --
                                                                    --------                 --------
                                                                      20,612                   12,780
   Net changes in assets and liabilities:
      Trade accounts receivable                                       (1,358)                   9,861
      Accounts payable and accrued liabilities                         6,063                  (21,173)
      Other, net                                                       1,346                       84
                                                                    --------                 --------
Net cash provided by operating activities
      before reorganization items                                     26,663                    1,552
Reorganization items (excluding non-cash write-off
   of deferred debt issue costs)                                      (1,966)                      --
                                                                    --------                 --------
Net cash provided by operating activities                             24,697                    1,552

Cash flows from investing activities:
   Investment in oil and gas properties                              (12,563)                  (9,228)
   Proceeds from the sale of oil and gas properties                       --                      441
   Other capital expenditures, net                                      (140)                      (6)
                                                                    --------                 --------
Net cash used in investing activities                                (12,703)                  (8,793)
                                                                    --------                 --------
Cash flows from financing activities:
   Proceeds from debt                                                     --                   16,300
   Repayments of debt                                                 (7,500)                  (2,000)
   Deferred financing costs                                           (1,306)                    (372)
   Other, net                                                             --                     (571)
                                                                    --------                 --------
Net cash provided by (used in) financing activities                   (8,806)                  13,357
                                                                    --------                 --------
Net increase in cash and cash equivalents                              3,188                    6,116
Cash and cash equivalents at beginning of period                      10,584                      876
                                                                    --------                 --------
Cash and cash equivalents at end of period                          $ 13,772                 $  6,992
                                                                    ========                 ========

   The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

            KCS ENERGY, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

2. Financial Condition and Bankruptcy Proceedings

         Background. During 1997 and 1998, due to very low prices for natural gas and crude oil and, in 1998, due to disappointing performance of certain properties in the Rocky Mountain area, the Company incurred significant losses, primarily due to $268.5 million of pretax non-cash ceiling writedowns of its oil and gas assets and a reduction from $113.9 million ($93.9 million of which relates to the 1998 non-cash ceiling test writedowns) to zero in the book value of net deferred tax assets. As a result of these non-cash charges, the net loss in 1998 was increased by $288.4 million. Also as a result of these adjustments, the Company has negative stockholders' equity and continues to be in default of certain covenants in its bank credit facilities. As a consequence, the Company cannot borrow under the revolving credit facilities. In addition, the Company's independent public accountants issued modified reports for 1998 and 1999 with respect to the ability of the Company to continue as a going concern, which also constitutes a default under the revolving bank credit agreements.

         On May 18, 1999, the Company and its bank lenders entered into forbearance agreements which provided that the bank lenders would defer redetermination of the borrowing base until July 1, 1999 and would refrain from exercising their rights and remedies as a result of the existing defaults until June 30, 1999. Under these initial forbearance agreements, the Company committed 50% of monthly cash flow to payments of principal, with a minimum of $2 million monthly. In addition, a portion of the proceeds from the sale of any of the Company's oil and gas properties were dedicated to payment of principal under the bank credit facilities.

         On July 7, 1999, the lenders under each of the bank credit facilities reset the Company's borrowing base, which had been $165 million in the aggregate at December 31, 1998, to $91 million. The principal amount outstanding under the bank loans at June 30, 1999 was $126.7 million. Because the Company did not make the $35.7 million additional lump-sum payment, a payment default occurred. The bank lenders declared due all amounts owed under the bank loans, demanded payment and declared in effect the default rate of interest. The bank lenders also delivered a payment blockage notice to the indenture trustee of the 8.875% senior subordinated notes. The Company did not make the scheduled July 15, 1999 interest payments on both the 8.875% senior subordinated notes and the 11% senior notes, totaling $13.8 million.

         On July 26, 1999, the Company and its bank lenders entered into new forbearance agreements (effective as of July 1, 1999) which provided that the lenders would refrain from exercising their rights and remedies not previously exercised until October 5, 1999. Subsequently, these new forbearance agreements were extended twice on the same terms through March 2, 2000. The bank lenders did not waive the payment default but rescinded their declaration that all amounts outstanding under the credit facilities are immediately due and payable and effectively waived the default rate of interest. The new forbearance agreements precluded the Company from making interest payments on its senior notes and its senior subordinated notes. Under the terms of the new forbearance agreements, the Company committed to make aggregate monthly principal payments of $2.5 million. In addition, the agreements provided that a portion of the proceeds from the sale of any of the Company's oil and gas properties would be dedicated to the payment of principal under the credit facilities. The new forbearance agreements expired on March 2, 2000. Since the commencement of the bankruptcy proceedings on January 18, 2000, the Company has been operating under a cash collateral agreement with its bank lenders. The agreement provides, among other things, that the Company make monthly principal payments of $2.5 million and that the bank lenders have the right to review and approve the Company's projected use of cash during the bankruptcy proceedings. From the time that the original forbearance agreements were entered into through March 31, 2000, the Company has made principal repayments, pursuant to the forbearance agreements and the cash collateral agreement, of $50 million to its banks, reducing the outstanding loans from $150 million to $100 million.

         As a result of the payment default under the bank loans and the interest payment default on the notes, the holders of the requisite percentage of the Company's senior notes and senior subordinated notes and the indenture trustees of the senior notes and the senior subordinated notes had the right to declare the principal amount of the notes immediately due and payable. On December 28, 1999, holders of the senior notes alleging to hold the requisite percentage of senior notes provided notice of acceleration of maturity and declared the principal and interest of the senior notes to be immediately due and payable. At March 31, 2000, accrued interest on the senior notes and senior subordinated notes was $30.6 million and the contractual interest payable was $33.0 million. The outstanding principal amount of the senior subordinated notes is $125 million and the outstanding principal amount of the senior notes is $150 million.

         As a result of the above factors, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of the asset-carrying amounts or the amounts and classifications of liabilities that might result should the Company be unable to continue as a going concern

         The Company has taken several steps to improve its financial situation. Among other things, the Company reduced its workforce by over 30% during the two-year period ended December 31, 1999, closed its New Jersey corporate office and froze senior management salaries for 1999. Expense reduction initiatives reduced lease operating expenses and general and administrative expenses by approximately 13% during 1999. Planned capital investments were reduced in 1999 and a property divestiture program was implemented whereby the Company sold non-core properties and raised net proceeds of approximately $27.7 million.

         On December 28, 1999, the Company announced that it had reached an agreement on a proposed restructuring (the "Restructuring Agreement") with holders of more than two-thirds in amount of the senior subordinated notes and holders of a majority in amount of the senior notes. To effectuate the Restructuring Agreement, the parties agreed that the Company would commence a case under Chapter 11 of the Bankruptcy Code by January 18, 2000. On January 5, 2000, three holders of senior notes filed an involuntary petition for relief against KCS Energy, Inc. (the parent company only) under Chapter 11 of the Bankruptcy Code in the U. S. Bankruptcy Court in Wilmington, Delaware ("Bankruptcy Court"). On January 18, 2000, the Bankruptcy Court signed an order granting KCS relief under Chapter 11 of the Bankruptcy Code. Also on January 18, 2000, each of KCS Energy, Inc.'s subsidiaries filed voluntary petitions under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court. On January 18, 2000, the Company also filed a disclosure statement with the

Bankruptcy Court with respect to a proposed plan of reorganization under Chapter 11 of the Bankruptcy Code (the "Plan"). The disclosure statement and Plan have been amended in subsequent filings with the Bankruptcy Court. The Plan would have resulted in impairment of the existing common stockholders, holders of the senior subordinated notes and holders of the Company's warrants and stock options. As result of the Bankruptcy Court rulings on impairment (the most recent of which is being appealed) and Credit Suisse First Boston's termination of the Restructuring Agreement (discussed below), the Company is endeavoring to negotiate a new consensual plan.

         Since the second quarter of 1999 the Company has been funding its capital investment program with internally generated cash flow and a portion of the proceeds from asset sales while at the same time making the required repayments on its bank debt. The Company intends to fund the 2000 capital investment program in the same way pending the outcome of the bankruptcy proceedings.

         Since the commencement of the bankruptcy proceedings, the Company has been paying its post-petition trade obligations in the ordinary course of business. In addition, the Company filed a motion in the Bankruptcy Court to allow for the payment of all pre-petition trade obligations in order to minimize the effect of the bankruptcy proceedings on the Company's operations and business relationships. The Bankruptcy Court subsequently granted the Company the authority to pay certain specified pre-petition trade obligations comprising the substantial majority of its pre-petition trade obligations. Under the previously proposed Plans, all pre-petition and post-petition trade obligations were to be paid in full in the ordinary course of business.

         Recent Developments. On April 20, 2000, the Company reported that Credit Suisse First Boston had exercised its right to terminate the restructuring agreement dated December 27, 1999 among the Company and certain holders of its senior notes and senior subordinated notes. On April 28, 2000, the Bankruptcy Court ruled that the Company's proposed second amended Plan impaired the senior noteholders. The Company claimed that the senior noteholders were unimpaired under this Plan. The Company has filed a notice of appeal regarding the Bankruptcy Court's ruling. The Company also decided, under the circumstances, to withdraw the plan from further consideration by the Bankruptcy Court. In addition, on May 4, 2000, the Bankruptcy Court terminated the time period under which the Company had the exclusive right to propose a plan of reorganization. The Company is continuing to discuss alternative plans of reorganization with the official committee of unsecured creditors in its Chapter 11 cases, holders of its senior and senior subordinated notes and others with the goal of achieving a consensus plan that will enable a timely conclusion of the current Chapter 11 proceedings.

         The Company believes that its cash flow from operations and the proceeds from assets sales should be sufficient to meet its short-term operating requirements. However, there can be no assurance that, given the Company's limited capital resources, it can continue to maintain its current production levels through oil and gas reserve replacement.

3. Accounting and Reporting Requirements During Bankruptcy

         Under Chapter 11 of the Bankruptcy Code, most claims against the debtors in existence prior to the filing of the bankruptcy petitions are stayed while the debtors continue business operations as debtors-in-possession. Under AICPA Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", ("SOP 90-7") the Company is required to adjust liabilities subject to compromise to the amount of the claim allowed by the court. Since a plan of reorganization has not been confirmed by the Bankruptcy Court, all unsecured, pre-petition obligations that have not been approved for payment by the Bankruptcy Court have been segregated as liabilities subject to compromise on the accompanying condensed consolidated balance sheet. The Company's bank debt was not included in liabilities subject to compromise as it is fully secured.

         In addition, SOP 90-7 requires the Company to report interest expense during the bankruptcy proceedings only to the extent that it will be paid during the proceedings or it is probable that it will be an allowed priority, secured, or unsecured claim. Accordingly, the Company recorded interest expense for its bank debt and its senior notes but not for its senior subordinated notes subsequent to the filing of the involuntary Chapter 11 petition on January 5, 2000. Interest expense and amortization of deferred debt issuance costs for the three months ended March 31, 2000 was $6.8 million compared to $9.9 million for the same period in the prior year. The reported interest expense as well as the contractual interest expense for the three months ended March 31, 2000 are disclosed in the accompanying Condensed Statements of Consolidated Operations. The contractual interest disclosure is not comparable to the interest expense in the prior year period as the disclosure does not include amounts for amortization of debt issuance costs ($0.8 million) and capitalized interest ($0.2 million).

4. Reorganization Items

         In accordance with SOP 90-7, the Condensed Statements of Consolidated Operations present the results of operations of the Company while it is in Chapter 11 proceedings. Expenses resulting from the restructuring are reported separately as reorganization items. In the accompanying Condensed Statements of Consolidated Operations for the three months ended March 31, 2000, the Company recorded a non-cash write-off of $6.1 million of deferred debt issuance costs associated with its senior notes and senior subordinated notes in order to value the liabilities subject to compromise at the expected amount of the allowed claim. The Company incurred financial restructuring costs of $2.1 million primarily for legal and financial advisory services. In addition, the Company earned interest income of $0.1 million on accumulated cash resulting from the Chapter 11 proceedings.

5. New York Stock Exchange Listing

         In October 1999, the Company reported that it does not currently meet the newly effective New York Stock Exchange (NYSE) continued listing standards. These standards require total market capitalization of not less than $50 million and total stockholders' equity of not less than $50 million. At the close of business on May 11, 2000, the Company's total market capitalization was approximately $25.6 million. As a result of the non-cash ceiling writedown at December 31, 1998, the Company currently has negative stockholders' equity.

         The Company has submitted a plan to the NYSE's Listings and Compliance Committee that sets forth a strategy to enable the Company to comply with the new standards by the deadline established by the NYSE. That plan was accepted by the NYSE in November 1999. The Company will be monitored for compliance with the plan. Should the Company not meet its compliance objectives, it will be subject to trading suspension and delisting procedures.

6. Supplemental cash flow information. The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. Interest payments were $2.3 million and $16.7 million for the three months ended March 31, 2000 and March 31, 1999, respectively. No income tax payments were made during the three months ended March 31, 2000 and the three months ended March 31, 1999.

7. There are no reconciling items between basic and diluted earnings per share in either period presented.

8. In April 2000, the Company received $1.7 million plus working interests in properties having 2.5 Bcf of natural gas reserves (net to the Company) in connection with the settlement of certain obligations related to a 1996 acquisition.

9. On May 11, 2000, the Texas Supreme Court denied the royalty holders' motion for rehearing in the Los Santos Suit. Under its rules, the Texas Supreme Court will not consider another motion for rehearing.

           KCS ENERGY, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         During 1997 and 1998, due to very low prices for natural gas and crude oil and, in 1998, due to disappointing performance of certain properties in the Rocky Mountain area which resulted in non-cash ceiling writedowns of its oil and gas assets and the reduction to zero of the book value of net deferred tax assets, the Company incurred significant losses. As a result of these non-cash adjustments, the Company has negative stockholders' equity and continues to be in default of certain covenants in its bank credit facilities. As a consequence, the Company cannot borrow under the revolving credit facilities. The Company's independent public accountants issued modified reports for 1998 and 1999 with respect to the ability of the Company to continue as a going concern, which also constitutes a default under the revolving bank credit agreements. The Company is also in default with respect to its senior note and senior subordinated note obligations. See "Liquidity and Capital Resources" and Note 2 to Condensed Consolidated Financial Statements.

         In 1999, gas and oil prices strengthened considerably. Average realized gas prices were 5% higher and average realized oil prices were 41% higher in 1999 as compared to 1998 (although 1999 average realized gas prices were 9% lower and 1999 oil prices were 14% lower than in 1997). Also in 1998, the Company implemented a program designed to improve its financial situation and the overall efficiency of the Company and its subsidiaries. The Company reduced its workforce by over 30% during the two-year period ended December 31, 1999, closed its New Jersey corporate office and froze senior management salaries for 1999. Expense reduction initiatives lowered lease operating expenses and general and administrative expenses by approximately 13% during 1999. Capital investments were reduced in 1999 and a property divestiture program was implemented whereby the Company sold non-core properties and raised net proceeds of approximately $27.7 million. In addition, the Company engaged financial advisors to pursue a financial restructuring.

         On January 5, 2000, three holders of senior notes filed an involuntary petition for relief against KCS Energy, Inc. (the parent company only) under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court in Wilmington, Delaware ("Bankruptcy Court"). On January 18, 2000, the Bankruptcy Court signed an order granting KCS relief under Chapter 11 of the Bankruptcy Code. Also on January 18, 2000, each of KCS Energy, Inc.'s subsidiaries filed voluntary petitions under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court. KCS and its subsidiaries are currently operating their businesses and managing their properties as debtors in possession under Chapter 11 of the Bankruptcy Code. See "Liquidity and Capital Resources" and Note 2 to Condensed Consolidated Financial Statements.

         On April 20, 2000, the Company reported that Credit Suisse First Boston had exercised its right to terminate the restructuring agreement dated December 27, 1999 among the Company and certain holders of its senior notes and senior subordinated notes. On April 28, 2000, the Bankruptcy Court ruled that the Company's proposed second amended Plan impaired the senior noteholders. The Company claimed that the senior noteholders were unimpaired under this Plan. The Company has filed a notice of appeal regarding the Bankruptcy Court's ruling. The Company also decided, under the circumstances, to withdraw the plan from further consideration by the Bankruptcy Court. In addition, on May 4, 2000, the Bankruptcy Court terminated the time period under which the Company had the exclusive right to propose a plan of reorganization. The Company is continuing to discuss alternative plans of reorganization with the official committee of unsecured creditors in its Chapter 11 cases, holders of its senior and senior subordinated notes and others with the goal of achieving a consensus plan that will enable a timely conclusion of the current Chapter 11 proceedings.

         Prices for oil and natural gas are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of other factors that are beyond the Company's control. These factors include political conditions in the Middle East and elsewhere, domestic and foreign supply of oil and natural gas, the level of consumer demand, weather conditions and overall economic conditions.

         All references in the following discussion related to earnings per share are based upon the Company's diluted earnings per share.

Results of Operations

         Income before reorganization items for the three months ended March 31, 2000 was $7.2 million compared to a loss of $1.9 million for the same period in 1999. This increase was attributable to significantly higher oil and gas prices, lower operating and general and administrative expenses and lower interest expense. Net loss for the three months ended March 31, 2000 was $0.6 million, or $0.02 per share compared to a net loss of $1.9 million, or $0.07 per share for the same period last year. The significant improvement in operating results during the current year period was partially offset by reorganization items totaling $8.1 million, of which $6.1 million was a non-cash write-off of deferred debt issuance costs associated with the Company's senior notes and senior subordinated notes with the remainder primarily attributable to legal and financial advisory services.

                                               Three Months Ended
                                                     March 31,
                                             --------------------------
                                               2000               1999
                                             -------            -------
         Production:
             Gas (MMcf)                       10,733             14,742
             Oil (Mbbl)                          333                362
             Liquids (Mbbl)                       35                 25
             Total (MMcfe)                    12,948             17,064

         Average Price:
             Gas (per Mcf)                   $  2.46            $  1.93
             Oil (per bbl)                     25.84               9.94
             Liquids (per bbl)                 15.17               8.78
             Total (per Mcfe)                   2.75               1.90

         Revenue:
             Gas                             $26,432            $28,526
             Oil                               8,604              3,594
             Liquids                             531                222
                                             -------            -------
             Total                           $35,567            $32,342
                                             -------            -------

Gas revenue

         For the three months ended March 31, 2000, gas revenue decreased $2.1 million to $26.4 million. The average realized gas price increased 27% to $2.46 which added $7.6 million of gas revenue. The impact of higher prices was more than offset by lower production associated with the volumetric production payment ("VPP") program. Production in the prior year three-month period included a non-recurring 2,000 MMcf make-up of previously underdelivered gas associated with the VPP program. The underdeliveries occurred during August 1998 through October 1998 as a result of storms in the Gulf of Mexico. The remainder of the decrease in production was due mainly to the expiration of certain of the Company's VPPs and 1999 property sales including one VPP which produced 1.5 Bcf in the 1999 period. This was partially offset by new production from the 1999 drilling program.

Oil and liquids revenue

         For the three months ended March 31, 2000, oil and liquids revenue increased $5.3 million to $9.1 million. Average realized oil prices increased 160% to $25.84 per barrel which added $5.8 million of oil revenue, partially offset by an 8% decrease in oil production. The decrease in production was mainly attributable to the sale of producing properties in 1999, partially offset by new production from the 1999 drilling program.

Lease operating expenses

          During the three months ended March 31, 2000, lease operating expenses decreased 16% to $5.8 million, compared to $7.0 million during the same period last year as a result of cost reduction initiatives taken by the Company including the sale of higher-cost, non-strategic properties in 1999.

Production taxes

         Production taxes, which are generally based on a percentage of revenue (excluding VPP revenue), increased $0.4 million to $1.2 million during the first quarter of 2000, compared to the same period a year ago. This increase reflects higher non-VPP oil and gas revenue, due mainly to higher oil and gas prices.

General and administrative expenses

         For the three-month period ended March 31, 2000, general and administrative expenses decreased 35% or $1.1 million to $2.1 million compared to the same period in 1999. The 1999 three-month period included approximately $0.7 million of non-recurring costs, primarily associated with the closing of the New Jersey corporate office. The remainder of the decrease in 2000 compared to 1999 reflects cost reduction initiatives taken by the Company.

Depreciation, depletion and amortization

         The Company provides for depreciation, depletion and amortization ("DD&A") on its oil and gas properties using the future gross revenue method based on recoverable reserves valued at current prices. During the three months ended March 31, 2000, DD&A decreased $1.5 million primarily due to a lower DD&A rate. The DD&A rate decreased to 34% for the current year three-month period compared to 42% for the three months ended March 31, 1999 due mainly to higher oil and gas prices. The impact of the lower DD&A rate was partially offset by higher oil and gas revenue.

Interest expense

         In accordance with AICPA Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), the Company is required to report interest expense during the bankruptcy proceedings only to the extent that interest expense will be paid during the proceedings or that it is probable that interest expense will be an allowed priority, secured, or unsecured claim. Accordingly, the Company recorded interest expense only for its bank debt and its senior notes but not for its senior subordinated notes subsequent to the filing of the involuntary Chapter 11 petition on January 5, 2000. This was the primary reason that interest expense decreased to $6.8 million for the three months ended March 31, 2000 compared to $9.9 million for the same period in 1999. In addition, lower average borrowings on the Company's bank debt resulted in a $1.0 million decrease in interest expense, partially offset by higher average interest rates.

Reorganization items

         For the three months ended March 31, 2000, the Company recorded $8.1 million of reorganization items. Of this, $6.1 million was a non-cash write-off of deferred debt issuance costs associated with its senior notes and senior subordinated notes in accordance with SOP 90-7. The Company incurred financial restructuring costs of $2.1 million primarily for legal and financial advisory services. In addition, the Company earned interest income of $0.1 million on accumulated cash resulting from the Chapter 11 proceedings.

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

         On May 18, 1999, the Company and its bank lenders entered into forbearance agreements which provided that the bank lenders would defer redetermination of the borrowing base until July 1, 1999 and would refrain from exercising their rights and remedies as a result of the existing defaults until June 30, 1999. Under these initial forbearance agreements, the Company committed 50% of monthly cash flow to payments of principal, with a minimum of $2 million monthly. In addition, a portion of the proceeds from the sale of any of the Company's oil and gas properties were dedicated to payment of principal under the bank credit facilities.

         On July 7, 1999, the lenders under each of the bank credit facilities reset the Company's borrowing base, which had been $165 million in the aggregate at December 31, 1998, to $91 million. The principal amount outstanding under the bank loans at June 30, 1999 was $126.7 million. Because the Company did not make the $35.7 million additional lump-sum payment, a payment default occurred. The bank lenders declared due all amounts owed under the bank loans, demanded payment and declared in effect the default rate of interest. The bank lenders also delivered a payment blockage notice to the indenture trustee of the 8.875% senior subordinated notes. The Company did not make the scheduled July 15, 1999 interest payments on both the 8.875% senior subordinated notes and the 11% senior notes, totaling $13.8 million.

         On July 26, 1999, the Company and its bank lenders entered into new forbearance agreements (effective as of July 1, 1999) which provided that the lenders would refrain from exercising their rights and remedies not previously exercised until October 5, 1999. Subsequently, these new forbearance agreements were extended twice on the same terms through March 2, 2000. The bank lenders did not waive the payment default but rescinded their declaration that all amounts outstanding under the credit facilities are immediately due and payable and effectively waived the default rate of interest. The new forbearance agreements precluded the Company from making interest payments on its senior notes and its senior subordinated notes. Under the terms of the new forbearance agreements, the Company committed to make aggregate monthly principal payments of $2.5 million. In addition, the agreements provided that a portion of the proceeds from the sale of any of the Company's oil and gas properties would be dedicated to the payment of principal under the credit facilities. The new forbearance agreements expired on March 2, 2000. Since the commencement of the bankruptcy proceedings on January 18, 2000, the Company has been operating under a cash collateral agreement with its bank lenders. The agreement provides, among other things, that the Company make monthly principal payments of $2.5 million and that the bank lenders have the right to review and approve the Company's projected use of cash during the bankruptcy proceedings. From the time that the original forbearance agreements were entered into through March 31, 2000, the Company made principal repayments, pursuant to the forbearance agreements and the cash collateral agreement, of $50 million to its banks, reducing the outstanding loans from $150 million to $100 million.

         As a result of the payment default under the bank loans and the interest payment default on the notes, the holders of the requisite percentage of the Company's senior notes and senior subordinated notes and the indenture trustees of the senior notes and the senior subordinated notes had the right to declare the principal amount of the notes immediately due and payable. On December 28, 1999, holders of the senior notes alleging to hold the requisite percentage of senior notes provided notice of acceleration of maturity and declared the principal and interest of the senior notes to be immediately due and payable. At March 31, 2000, accrued interest on the senior notes and senior subordinated notes was $30.6 million and the contractual interest payable was $33.3 million. The outstanding principal amount of the senior subordinated notes is $125 million and the outstanding principal amount of the senior notes is $150 million.

         As a result of the above factors, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of the asset-carrying amounts or the amounts and classifications of liabilities that might result should the Company be unable to continue as a going concern

         The Company has taken several steps to improve its financial situation. Among other things, the Company reduced its workforce by over 30% during the two-year period ended December 31, 1999, closed its New Jersey corporate office and froze senior management salaries for 1999. Expense reduction initiatives reduced lease operating expenses and general and administrative expenses by approximately 13% during 1999. Planned capital investments were reduced in 1999 and a property divestiture program was implemented whereby the Company sold non-core properties and raised net proceeds of approximately $27.7 million.

         On December 28, 1999, the Company announced that it had reached an agreement on a proposed restructuring (the "Restructuring Agreement") with holders of more than two-thirds in amount of the senior subordinated notes and holders of a majority in amount of the senior notes. To effectuate the Restructuring Agreement, the parties agreed that the Company would commence a case under Chapter 11 of the Bankruptcy Code by January 18, 2000. On January 5, 2000, three holders of senior notes filed an involuntary petition for relief against KCS Energy, Inc. (the parent company only) under Chapter 11 of the Bankruptcy Code in the U. S. Bankruptcy Court in Wilmington, Delaware ("Bankruptcy Court"). On January 18, 2000, the Bankruptcy Court signed an order granting KCS relief under Chapter 11 of the Bankruptcy Code. Also on January 18, 2000, each of KCS Energy, Inc.'s subsidiaries filed voluntary petitions under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court. On January 18, 2000, the Company also filed a disclosure statement with the

Bankruptcy Court with respect to a proposed plan of reorganization under Chapter 11 of the Bankruptcy Code (the "Plan"). The disclosure statement and Plan have been amended in subsequent filings with the Bankruptcy Court. The Plan would have resulted in impairment of the existing common stockholders holders of the senior subordinated notes and holders of the Company's warrants and stock options. As a result of the Bankruptcy Court rulings on impairment (the most recent of which is being appealed) and Credit Suisse First Boston's termination of the Restructuring Agreement, the Company is endeavoring to negotiate a new consensual plan.

         Since the second quarter of 1999, the Company has been funding its capital investment program with internally generated cash flow and a portion of the proceeds from asset sales while at the same time making the required repayments on its bank debt. The Company intends to fund the 2000 capital investment program in the same way pending the outcome of the bankruptcy proceedings.

         Since the commencement of the bankruptcy proceedings, the Company has been paying its post-petition trade obligations in the ordinary course of business. In addition, the Company filed a motion in the Bankruptcy Court to allow for the payment of all pre-petition trade obligations in order to minimize the effect of the bankruptcy proceedings on the Company's operations and business relationships. The Bankruptcy Court subsequently granted the Company the authority to pay certain specified pre-petition trade obligations comprising the substantial majority of its pre-petition trade obligations. Under the previously proposed Plans, all pre-petition and post-petition trade obligations were to be paid in full in the ordinary course of business.

         The Company believes that its cash flow from operations and the proceeds from asset sales should be sufficient to meet its short-term operating requirements. However, there can be no assurance that, given the Company's limited capital resources, it can continue to maintain its current production levels through oil and gas reserve replacement.

Cash flow from operating activities

         Net income adjusted for non-cash charges and reorganization items for the three months ended March 31, 2000 increased 61% to $20.6 million compared to $12.8 million during the same period in 1999. The increase reflects higher average realized natural gas and oil prices, lower operating expenses and lower interest expense. Net cash provided by operating activities was $24.7 million during the current year three-month period, compared to cash provided by operating activities of $1.6 million for the three months ended March 31, 1999. The net increase in accounts payable and accrued liabilities, inclusive of accrued interest, during the current year three month period was primarily due to accrued interest on the senior notes and accrued restructuring costs. The significant decrease in accounts payable and accrued liabilities in the 1999 three-month period was mainly due to the payment of accrued interest on the senior notes and senior subordinated notes on January 15, 1999. The remainder of changes in working capital was largely related to the timing of cash receipts and payments.

Investing activities

         Capital expenditures for the three months ended March 31, 2000 were $12.7 million of which $8.9 million was for development activities, $3.7 million for lease acquisitions, seismic surveys and exploratory drilling, and $0.1 million for other assets.

Forward-looking Statements

         The information discussed in this Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included herein regarding planned capital expenditures, the Company's financial position and future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties, and the Company can give no assurance that such expectations will prove to have been correct. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the timing and success of the Company's drilling activities, the volatility of prices and supply of and demand for oil and gas, the numerous uncertainties inherent in estimating quantities of oil and gas reserves and actual future production rates and associated costs, the usual hazards associated with the oil and gas industry (including blowouts, cratering, pipe failure, spills, explosions and other unforeseen hazards), and increases in regulatory requirements.

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

               The following table sets forth the Company's natural gas, oil and natural gas liquids hedged position at March 31, 2000. The Company accounts for oil and natural gas futures contracts and commodity price swaps in accordance with FASB Statement No. 80 "Accounting for Futures Contracts".

                                            Natural Gas                                Oil & Natural Gas Liquids
                           ------------------------------------------------        ---------------------------------
   Contract                                  Weighted            Unrealized                   Weighted    Unrealized
 Maturity Date                Volume         Avg. Price            Loss             Volume    Avg. Price     Loss
 -------------             ---------       -------------         ----------        -------    ----------  ----------
                             (MMbtu)       ($ per MMbtu)          ($000's)           (Bbl)    ($ per Bbl)    ($000's)
    2000
Second quarter               870,000           2.055                 (724)          51,780       21.81        (123)
Third quarter                870,000           2.055                 (749)             --          --           --
Fourth quarter               870,000           2.055                 (850)             --          --           --
                           ---------                             ----------        -------                ----------
 Total 2000                2,610,000           2.055               (2,323)          51,780         --         (123)
    2001                   3,000,000           2.055               (2,240)             --          --           --
    2002                   2,520,000           2.055               (1,648)             --          --           --
    2003                   2,040,000           2.055               (1,334)             --          --           --
 Thereafter                2,800,000           2.055               (1,831)             --          --           --

         The Company uses fixed and variable rate long-term debt to finance the Company's capital spending program. These debt arrangements expose the Company to market risk related to changes in interest rates. During the first quarter of 2000, the Company's weighted average contractual interest rate on its fixed rate debt of $275 million was 10%. The weighted average interest rate on its variable rate debt of $99.6 million was 9.0%. The Company's bank debt has been classified as short-term as a result of defaults under its debt agreements. The Company's senior notes and senior subordinated notes have been classified as liabilities subject to compromise as a result of the Chapter 11 proceedings.

         Subsequent to March 31, 2000, KCS entered into hedging agreements establishing a floor price of $2.77 per Mmbtu and a ceiling price of $4.00 per Mmbtu, subject to basis differentials, for 550,000 Mmbtu per month of natural gas production for the months of July 2000 through March 2001. These hedges were accomplished via no-cost collars.

                          KCS ENERGY, INC. - FORM 10-Q
                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. On May 11, 2000, the Texas Supreme Court denied the royalty holders' motion for rehearing in the Los Santos Suit. Under its rules, the Texas Supreme Court will not consider another motion for rehearing.

Item 3.  Defaults Upon Senior Securities

         The Company did not make scheduled interest payment on July 15, 1999 and January 15, 2000 on its senior notes and senior subordinated notes. See Note 2 to Condensed Consolidated Financial Statements. Also see
         Note 2 to Condensed Consolidated Financial Statements for a discussion of the Company's defaults under its bank credit facilities.

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

                                          KCS ENERGY, INC.

May 15, 2000                              /s/ FREDERICK DWYER
                                          ------------------------------
                                              Frederick Dwyer
                                              Vice President, Controller
                                              and Secretary

                                 EXHIBIT INDEX


            EXHIBIT
            NUMBER                DESCRIPTION
            ------                -----------
              27          -- Financial Data Schedule.