Form 10-Q
period 2000-06-30
KCS ENERGY INC
filed 2000-08-14
CIK 832820

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934

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

         Common Stock, $0.01 par value: 29,268,810 shares outstanding as of July 31, 2000.

           KCS ENERGY, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

                                                        Three Months Ended             Six Months Ended
                                                             June 30,                      June 30
(Amounts in thousands except                          ----------------------         ---------------------
per share data)               Unaudited                2000           1999            2000          1999
----------------------------------------              -------        -------         -------       -------
Oil and gas revenue                                   $43,476        $31,334         $79,043       $63,676
Other revenue, net                                      1,148          2,021           1,588         2,684
                                                      -------        -------         -------       -------
Total revenue                                          44,624         33,355          80,631        66,360

Operating costs and expenses
     Lease operating expenses                           6,314          6,644          12,160        13,625
     Production taxes                                   1,537            812           2,746         1,577
     General and administrative expenses                1,722          2,422           3,816         5,630
     Depreciation, depletion and amortization          12,534         13,443          25,156        27,548
                                                      -------        -------         -------       -------
Total operating costs and expenses                     22,107         23,321          43,878        48,380
                                                      -------        -------         -------       -------
Operating income                                       22,517         10,034          36,753        17,980
Interest and other income, net                            352            181             352           222
Interest expense (contractual interest was
  $9,132 and $18,350 for the three and six
  months ended June 30, 2000, respectively             (6,769)        (9,996)        (13,554)      (19,901)
                                                      -------        -------         -------       -------
Income (loss) before reorganization items
  and income taxes                                     16,100            219          23,551        (1,699)
Reorganization items
     Write-off of deferred debt issue costs
       related to senior notes and senior
       subordinated notes                                  --             --          (6,132)           --
     Financial restructuring costs                     (1,431)            --          (3,496)           --
     Interest income                                      168             --             267            --
                                                      -------        -------         -------       -------
Total reorganization items                             (1,263)            --          (9,361)           --
                                                      -------        -------         -------       -------
Income (loss) before income taxes                      14,837            219          14,190        (1,699)
Federal and state income taxes                             --             --              --            --
                                                      -------        -------         -------       -------
Net income (loss)                                     $14,837        $   219         $14,190       $(1,699)
                                                      =======        =======         =======       =======

Basic earnings (loss) per share
  of common stock                                     $  0.51        $  0.01         $  0.48       $ (0.06)
                                                      =======        =======         =======       =======

Diluted earnings (loss) per share
  of common stock                                     $  0.51        $  0.01         $  0.48       $ (0.06)
                                                      =======        =======         =======       =======

Weighted average shares outstanding for
  computation of earnings (loss) per share
Basic                                                  29,266         29,261          29,266        29,259
Diluted                                                29,273         29,268          29,290        29,259
                                                      =======        =======         =======       =======

  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

           KCS ENERGY, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     June 30,       December 31,
(Dollars in thousands)    Unaudited                    2000            1999
------------------------------------                 --------       ------------
Assets
Current assets
     Cash and cash equivalents                       $ 20,648         $ 10,584
     Trade accounts receivable, net                    28,818           21,941
     Other current assets                               4,633            7,571
                                                     --------         --------
          Current assets                               54,099           40,096
                                                     --------         --------
Oil and gas properties, full cost method, net         239,165          232,281
Other property, plant and equipment, net                4,082            4,686
                                                     --------         --------
          Property, plant and equipment, net          243,247          236,967
                                                     --------         --------
Deferred charges and other assets                       2,205            7,869
                                                     --------         --------
                                                     $299,551         $284,932
                                                     ========         ========
Liabilities and stockholders' equity
Current liabilities
     Accounts payable                                $ 13,814         $ 13,340
     Accrued interest on public debt                       --           26,444
     Other accrued liabilities                         15,677           11,262
     Short-term debt                                   92,038          381,819
                                                     --------         --------
          Current liabilities                         121,529          432,865
                                                     --------         --------
Deferred credits and other liabilities                  1,963            1,910
                                                     --------         --------
Liabilities subject to compromise
     Senior notes                                     150,000               --
     Senior subordinated notes                        125,000               --
     Accrued interest on public debt                   34,694               --
     Pre-petition accounts payable                      2,018               --
                                                     --------         --------
          Liabilities subject to compromise           311,712               --
                                                     --------         --------
Stockholders' (deficit) equity
     Common stock, par value $0.01 per
       share - authorized 50,000,000 shares,
       issued 31,432,906 and 31,435,406,
       respectively                                       314              314
     Additional paid-in capital                       145,098          145,098
     Retained (deficit) earnings                     (276,324)        (290,514)
     Less treasury stock,
       2,167,096 shares, at cost                       (4,741)          (4,741)
                                                     --------         --------
          Total stockholders' (deficit) equity       (135,653)        (149,843)
                                                     --------         --------
                                                     $299,551         $284,932
                                                     ========         ========

  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

           KCS ENERGY, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                            Six Months Ended
                                                                 June 30,
                                                          -------------------
(Dollars in thousands)       Unaudited                     2000         1999
--------------------------------------                    ------       ------
Cash flows from operation activities:
     Net income (loss)                                   $ 14,190   $  (1,699)
     Adjustments to reconcile net income (loss)
       to cash provided by operation activities:
       Depreciation, depletion and amortization            25,156       27,548
       Other non-cash charges and credits, net              1,097        1,246
       Reorganization items                                 9,361           --
                                                         --------     --------
                                                           49,804       27,095
     Net changes in assets and liabilities:
       Trade accounts receivable                           (6,877)      13,718
       Accounts payable and accrued liabilities             6,907      (13,245)
       Accrued interest on public debt                      8,250           --
       Other, net                                           2,775       (2,110)
                                                         --------     --------
Net cash provided by operating activities
  before reorganization items                              60,859       25,458
Reorganization items (excluding non-cash write-off
  of deferred debt issue costs)                            (3,229)          --
                                                         --------     --------
Net cash provided by operating activities                  57,630       25,458

Cash flows from investing activities:
     Investment in oil and gas properties                 (31,421)     (21,596)
     Net proceeds from sale of oil and gas properties         143       21,432
     Other capital expenditures, net                         (158)           5
                                                         --------     --------
Net cash used in investing activities                     (31,436)        (159)

Cash flows from financing activities:
     Proceeds from debt                                       292       16,300
     Repayments of debt                                   (15,105)     (25,289)
     Deferred financing costs                              (1,317)        (686)
     Other, net                                                --         (566)
                                                         --------     --------
Net cash used in financing activities                     (16,130)     (10,241)
                                                         --------     --------
Net increase in cash and cash equivalents                  10,064       15,058
Cash and cash equivalents at beginning of period           10,584          876
                                                         --------     --------
Cash and cash equivalents at end of period                $20,648     $ 15,934
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

2.   Financial Condition and Bankruptcy Proceedings.

         During 1997 and 1998, due to very low prices for natural gas and crude oil and, in 1998, due to disappointing performance of certain properties in the Rocky Mountain area, the Company incurred significant losses, primarily comprised by $268.5 million of pretax non-cash ceiling writedowns of its oil and gas assets and a reduction from $113.9 million ($93.9 million of which relates to the 1998 non-cash ceiling test writedowns) to zero in the book value of net deferred tax assets. As a result of these non-cash charges, the net loss in 1998 was increased by $288.4 million. Also as a result of these adjustments, the Company has negative stockholders' equity and continues to be in default of certain covenants in its bank credit facilities. As a consequence, the Company cannot borrow under the revolving credit facilities. In addition, the Company's independent public accountants issued modified reports for 1998 and 1999 with respect to the ability of the Company to continue as a going concern, which also constitutes a default under the revolving bank credit agreements.

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

         On July 26, 1999, the Company and its bank lenders entered into new forbearance agreements (effective as of July 1, 1999) which provided that the lenders would refrain from exercising their rights and remedies not previously exercised until October 5, 1999. Subsequently, these new forbearance agreements were extended twice on the same terms through March 2, 2000. The bank lenders did not waive the payment default but rescinded their declaration that all amounts outstanding under the credit facilities are immediately due and payable and effectively waived the default rate of interest. The new forbearance agreements precluded the Company from making interest payments on its senior notes and its senior subordinated notes. Under the terms of the new forbearance agreements, the Company committed to make aggregate monthly principal payments of $2.5 million. In addition, the agreements provided that a portion of the proceeds from the sale of any of the Company's oil and gas properties would be dedicated to the payment of principal under the credit facilities. The new forbearance agreements expired on March 2, 2000. Since the commencement of the bankruptcy proceedings on January 18, 2000, the Company has been operating under a cash collateral agreement with its bank lenders. The agreement provides, among other things, that the Company make monthly principal payments of $2.5 million and that the bank lenders have the right to review and approve the Company's projected use of cash during the bankruptcy proceedings. From the time that the original forbearance agreements were entered into through June 30, 2000, the Company has made principal payments, pursuant to the forbearance agreements and the cash collateral agreement, of $58 million to its banks, reducing the outstanding loans from $150 million to $92 million.

         As a result of the payment default under the bank loans and the interest payment default on the notes, the holders of the requisite percentage of the Company's senior notes and senior subordinated notes and the indenture trustees of the senior notes and the senior subordinated notes had the right to declare the principal amount of the notes immediately due and payable. On December 28, 1999, holders of the senior notes alleging to hold the requisite percentage of senior notes provided notice of acceleration of maturity and declared the principal and interest of the senior notes to be immediately due and payable. At June 30, 2000, accrued interest on the senior notes and senior subordinated notes was $34.7 million and the contractual interest payable was $40.2 million. The outstanding principal amount of the senior subordinated notes is $125 million and the outstanding principal amount of the senior notes is $150 million.

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

         The Company has taken several steps to improve its financial situation. Among other things, the Company reduced its workforce by over 30% during the two-year period ended December 31, 1999, closed its New Jersey corporate office and froze senior management salaries for 1999. Expense reduction initiatives reduced lease operating expenses and general and administrative expenses by 24% in the second quarter of 2000 compared to the same period in 1998 and by 11% compared to the same period in 1999. Planned capital investments were reduced in 1999 and a property divestiture program was implemented whereby the Company sold non-core properties and raised net proceeds of approximately $27.7 million.

         On December 28, 1999, the Company announced that it had reached an agreement on a proposed restructuring (the "Restructuring Agreement") with holders of more than two-thirds in amount of the senior subordinated notes and holders of a majority in amount of the senior notes. To effectuate the Restructuring Agreement, the parties agreed that the Company would commence a case under Chapter 11 of Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") by January 18, 2000. On January 5, 2000, however, certain entities filed an involuntary petition for relief against KCS Energy, Inc. (the parent company only) under Chapter 11 of the Bankruptcy Code in the U. S. Bankruptcy Court for the District of Delaware ("Bankruptcy Court"). On January 18, 2000, (the "Commencement Date"), the Bankruptcy Court entered an order for relief under Chapter 11 of the Bankruptcy Code against KCS. Also on the Commencement Date, KCS Energy, Inc.'s subsidiaries filed separate voluntary petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court and the Company filed its initial disclosure statement with the Bankruptcy Court for approval in connection with its proposed plan of reorganization under Chapter 11 of the Bankruptcy Code (as currently amended, the "Plan"). Amended versions of the disclosure statement and Plan were subsequently filed. Since the Commencement Date, the Company and its subsidiaries have continued to operate their businesses as debtors-in-possession pursuant to sections 1107 and 1108 of the Bankruptcy Code.

         On April 20, 2000, the Company reported that Credit Suisse First Boston ("CSFB") had exercised its right to terminate the Restructuring Agreement. On April 28, 2000, the Bankruptcy Court ruled that the Company's proposed second amended Plan impaired the senior noteholders. The Company maintains that the senior noteholders were unimpaired pursuant to the second amended Plan and filed a notice of appeal regarding the Bankruptcy Court's ruling. The appeal is currently pending.

         On May 4, 2000, the Bankruptcy Court terminated the time period under which the Company had the exclusive right to propose a plan of reorganization. On June 13, 2000, the statutory creditors' committee in the Company's Chapter 11 cases (the "Committee") and CSFB filed a disclosure statement with respect to their proposed joint plan of reorganization. On June 30, 2000, the Company filed its fourth amended disclosure statement and third amended Plan. The Bankruptcy Court has scheduled a hearing for August 31, 2000 to consider the adequacy of both the Company's disclosure statement and the Committee/CSFB disclosure statement.

         Since the second quarter of 1999, the Company has been funding its capital investment program with internally generated cash flow and a portion of the proceeds from asset sales while at the same time reducing its bank debt by $58 million in accordance with the forbearance agreements and cash collateral agreement. The Company intends to fund the balance of its 2000 capital investment program in the same way pending the outcome of the bankruptcy proceedings.

         Since the Commencement Date, the Company has been paying its post-petition trade obligations in the ordinary course of business. In addition, the Company filed a motion in the Bankruptcy Court to allow for the payment of all pre-petition trade obligations in order to minimize the effect of the bankruptcy proceedings on the Company's operations and business relationships. The Bankruptcy Court subsequently granted the Company the authority to pay certain specified pre-petition trade obligations comprising the substantial majority of its pre-petition trade obligations. Under both proposed plans, all pre-petition and post-petition trade obligations will be paid in full.

         The Company's current Plan, if ultimately confirmed by the Bankruptcy Court, would result in impairment of the existing common stockholders, holders of senior subordinated notes, the Company's bank group and general unsecured creditors. The current Committee/CSFB plan, if ultimately confirmed by the Bankruptcy Court, would result in impairment of the existing common stockholders, the holders of senior notes and holders of senior subordinated notes.

         The Company is continuing to discuss alternative plans of reorganization with the Committee, holders of its senior and senior subordinated notes and others with the goal of achieving a consensual plan that will enable a timely conclusion of the Chapter 11 proceedings.

         The Company believes that its cash flow from operations and the proceeds from assets sales should be sufficient to meet its short-term operating requirements. However, there can be no assurance that, given the Company's limited capital resources, it can continue to maintain its current production or oil and gas reserve replacement levels.

3.   Accounting and Reporting Requirements During Bankruptcy

         Under Chapter 11 of the Bankruptcy Code, most claims against the debtors in existence prior to the filing of the bankruptcy petitions are stayed while the debtors continue business operations as debtors-in-possession. Under AICPA Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", ("SOP 90-7"), the Company is required to adjust liabilities subject to compromise to the amount of the claim allowed by the court. Since a plan of reorganization has not been confirmed by the Bankruptcy Court, all unsecured, pre-petition obligations that have not been approved for payment by the Bankruptcy Court have been segregated as liabilities subject to compromise on the accompanying condensed consolidated balance sheet. The Company's bank debt was not included in liabilities subject to compromise as it is fully secured.

         In addition, SOP 90-7 requires the Company to report interest expense during the bankruptcy proceedings only to the extent that it will be paid during the proceedings or it is probable that it will be an allowed priority, secured, or unsecured claim. Accordingly, the Company recorded interest expense for its bank debt and its senior notes but not for its senior subordinated notes subsequent to the filing of the involuntary Chapter 11 petition on January 5, 2000. Interest expense and amortization of deferred debt issuance costs for the three months ended June 30, 2000 was $6.8 million compared to $10.0 million for the same period in the prior year. For the six months ended June 30, 2000 interest expense and amortization of deferred debt issuance costs was $13.6 million compared to $19.9 million for the same period in the prior year. The reported interest expense as well as the contractual interest expense for the three and six months ended June 30, 2000 are disclosed in the accompanying Condensed Statements of Consolidated Operations. The contractual interest amount is not comparable to the interest expense in the prior year period as this amount does not include amounts for amortization of debt issuance costs ($0.5 million for the three-month period and $1.1 million for the six-month period) and capitalized interest ($0.1 million for the three-month period and $0.3 million for the six-month period).

4.   Reorganization Items

         In accordance with SOP 90-7, the Condensed Statements of Consolidated Operations present the results of operations of the Company while it is in Chapter 11 proceedings. Expenses resulting from the restructuring are reported separately as reorganization items. In the accompanying Condensed Statements of Consolidated Operations for the three months ended June 30, 2000, the Company recorded financial restructuring costs of $1.4 million primarily for legal and financial advisory services. In addition, the Company earned interest income of $0.2 million on accumulated cash resulting from the Chapter 11 proceedings.

         For the six months ended June 30, 2000 the Company recorded a non-cash write-off of $6.1 million of deferred debt issuance costs associated with its senior notes and senior subordinated notes in order to value the liabilities subject to compromise at the expected amount of the allowed claims. Financial restructuring costs were $3.5 million and earned interest income was $0.3 million.

5.    New York Stock Exchange Listing

         In October 1999, the Company reported that it does not currently meet the newly effective New York Stock Exchange ("NYSE") continued listing standards. These standards require total market capitalization of not less than $50 million and total stockholders' equity of not less than $50 million. At the close of business on August 11, 2000, the Company's total market capitalization was approximately $45.7 million. As a result of the non-cash ceiling writedown at December 31, 1998, the Company currently has negative stockholders' equity.

         The Company has submitted a plan to the NYSE's Listings and Compliance Committee that sets forth a strategy to enable the Company to comply with new standards established by the NYSE. That plan was accepted by the NYSE in November 1999 and as part of the plan, the Company will be monitored for compliance. Should the Company not meet its compliance objectives, it will be subject to trading suspension and delisting procedures.

6.    Supplemental Cash Flow Information

         The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. Interest payments were $4.6 million and $20.2 million, for the six months ended June 30, 2000 and June 30, 1999, respectively. No income tax payments were made during the six months ended June 30, 2000. Income tax payments were $0.1 million, for the six months ended June 30, 1999.

7.    Litigation

         On May 11, 2000, the Texas Supreme Court denied the royalty holders' motion for rehearing in the Los Santos Suit. Under its rules, the Texas Supreme Court will not consider another motion for rehearing.

         On June 27, 2000, the Fifth Circuit Court of Appeals at Dallas, Texas overruled the royalty owner's issues and affirmed the trial court's judgment in favor of the Company in the Jesus Yzaguirre Suit. The royalty owners did not move for a rehearing but on August 10, 2000, they applied to the Texas Supreme Court for review.

         In addition to the litigation among Kerr-McGee L.P., InterCoast, MidAmerican and the Company which is described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, the Company has received a letter dated July 26, 2000 from Newhall Land & Farming Company demanding remediation of environmental conditions on the lands covered by the RSF Lease (as defined and described in such Form 10-K). The Company has delivered a copy of the Newhall Letter to Kerr-McGee LP and has requested indemnification. Kerr-McGee has not yet responded to the Company's indemnity request.

8.    Earnings Per Share

         Basic earnings per share were computed by dividing net income (loss) by the average number of common shares outstanding during the quarter as required by FASB Statement No. 128, "Earnings per Share" ("SFAS 128"). Diluted earnings per share have been computed by dividing net income by the average number of common shares outstanding plus the incremental shares that would have been outstanding assuming the exercise of stock options.
A reconciliation of shares used for basic earnings per share and those used for diluted earnings per share is as follows:

                                         Three Months Ended         Six Months Ended
                                              June 30,                  June 30,
                                        --------------------       --------------------
                                         2000          1999         2000          1999
                                        ------        ------       ------        ------
Average common stock outstanding        29,266        29,261       29,266        29,259
Average common stock equivalents             7             7           24            47
                                        ------        ------       ------        ------

Average common stock and common
  stock equivalents outstanding         29,273        29,268       29,290        29,306
                                        ======        ======       ======        ======

Common stock equivalents are not applicable for the six months ended June 30, 1999 earnings per share as they would be antidilutive.

9.    New Accounting Standards

         In June 1998, SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS 133 establishes new accounting rules and disclosure requirements for most derivative instruments and for hedging related to those instruments. In July 1999, the Financial Accounting Standards Board issued SFAS 137, which defers the required adoption date of SFAS 133 by one year to fiscal years beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board issued SFAS 138 which amends certain provisions of SFAS 133. The Company will adopt these statements effective January 1, 2001 and is currently assessing the initial effects of adoption.

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

         In 1999, gas and oil prices strengthened. Average realized gas prices were 5% higher and average realized oil prices were 41% higher in 1999 as compared to 1998 (although 1999 average realized gas prices were 9% lower and 1999 oil prices were 14% lower than in 1997). Also in 1998, the Company implemented a program designed to improve its financial situation and the overall efficiency of the Company and its subsidiaries. The Company reduced its workforce by over 30% during the two-year period ended December 31, 1999, closed its New Jersey corporate office and froze senior management salaries for 1999. Expense reduction initiatives lowered lease operating expenses and general and administrative expenses by 24% in the second quarter of 2000 compared to the same period in 1998 and by 11% compared to the same period in 1999. Planned capital investments were reduced in 1999 and a property divestiture program was implemented whereby the Company sold non-core properties and raised net proceeds of approximately $27.7 million. In addition, the Company engaged financial advisors to pursue a financial restructuring.

         On December 28, 1999, the Company announced that it had reached an agreement on a proposed restructuring (the "Restructuring Agreement") with holders of more than two-thirds in amount of the senior subordinated notes and holders of a majority in amount of the senior notes. To effectuate the Restructuring Agreement, the parties agreed that the Company would commence a case under Chapter 11 of Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") by January 18, 2000. On January 5, 2000, however, certain entities filed an involuntary petition for relief against KCS Energy, Inc. (the parent company only) under Chapter 11 of the Bankruptcy Code in the U. S. Bankruptcy Court for the District of Delaware ("Bankruptcy Court"). On January 18, 2000, (the "Commencement Date"), the Bankruptcy Court entered an order for relief under Chapter 11 of the Bankruptcy Code against KCS. Also on the Commencement Date, KCS Energy, Inc.'s subsidiaries filed separate voluntary petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court and the Company filed its initial disclosure statement with the Bankruptcy Court for approval in connection with its proposed plan of reorganization under Chapter 11 of the Bankruptcy Code (as currently amended, the "Plan"). Amended versions of the disclosure statement and Plan were subsequently filed. Since the Commencement Date, the Company and its subsidiaries have continued to operate their businesses as debtors-in-possession pursuant to sections 1107 and 1108 of the Bankruptcy Code.

         On April 20, 2000, the Company reported that Credit Suisse First Boston ("CSFB") had exercised its right to terminate the Restructuring Agreement. On April 28, 2000, the Bankruptcy Court ruled that the Company's proposed second amended Plan impaired the senior noteholders. The Company maintains that the senior noteholders were unimpaired pursuant to the second amended Plan and filed a notice of appeal regarding the Bankruptcy Court's ruling. The appeal is currently pending.

         On May 4, 2000, the Bankruptcy Court terminated the time period under which the Company had the exclusive right to propose a plan of reorganization. On June 13, 2000, the statutory creditors' committee in the Company's Chapter 11 cases (the "Committee") and CSFB filed a disclosure statement with respect to their proposed joint plan of reorganization. On June 30, 2000, the Company filed its fourth amended disclosure statement and third amended Plan. The Bankruptcy Court has scheduled a hearing for August 31, 2000 to consider the adequacy of both the Company's disclosure statement and the Committee/CSFB disclosure statement.

         Since the second quarter of 1999, the Company has been funding its capital investment program with internally generated cash flow and a portion of the proceeds from asset sales while at the same time reducing its bank debt by $58 million in accordance with the forebearance agreements and cash collateral agreement. The Company intends to fund the balance of its 2000 capital investment program in the same way pending the outcome of the bankruptcy proceedings.

         Since the commencement of the bankruptcy proceedings, the Company has been paying its post-petition trade obligations in the ordinary course of business. In addition, the Company filed a motion in the Bankruptcy Court to allow for the payment of all pre-petition trade obligations in order to minimize the effect of the bankruptcy proceedings on the Company's operations and business relationships. The Bankruptcy Court subsequently granted the Company the authority to pay certain specified pre-petition trade obligations comprising the substantial majority of its pre-petition trade obligations. Under both proposed plans, all pre-petition and post-petition trade obligations will be paid in full.

         The Company's current Plan, if ultimately confirmed by the Bankruptcy Court, would result in impairment of the existing common stockholders, holders of senior subordinated notes, the Company's bank group and general unsecured creditors. The current Committee/CSFB plan, if ultimately confirmed by the Bankruptcy Court, would result in impairment of the existing common stockholders, the holders of senior notes and holders of senior subordinated notes.

         The Company is continuing to discuss alternative plans of reorganization with the Committee, holders of its senior and senior subordinated notes and others with the goal of achieving a consensual plan that will enable a timely conclusion of the Chapter 11 proceedings.

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

Results of Operations

         Income before reorganization items for the three months ended June 30, 2000 was $16.1 million compared to $0.2 million for the same period in 1999. This increase was attributable to significantly higher oil and gas prices, lower operating and general and administrative expenses and lower interest expense. Net income for the three months ended June 30, 2000 was $14.8 million, or $0.51 per share, compared to a net income of $0.2 million, or $0.01 per share, for the same period last year. Reorganization items totaled $1.3 million for the three-month period.

         Income before reorganization items was $23.6 million for the six-month period in 2000 compared to a loss of $1.7 million for the same period in 1999. Higher oil and gas prices and lower lease operating expenses, general and administrative expenses and interest expense were factors in this improvement. Net income for the six-month period in 2000 was $14.2 million, or $0.48 per share, compared to a $1.7 million loss, or $.06 per share, for the same period in 1999. Reorganization items totaled $9.4 million, of which $6.1 million was a non-cash write-off of deferred debt issuance costs associated with the Company's senior notes and senior subordinated notes. The remainder of the reorganization items was primarily for legal and financial advisory services.

                             Three Months Ended             Six Months Ended
                                  June 30,                      June 30,
                            ----------------------        ----------------------
                             2000           1999           2000           1999
                            -------        -------        -------        -------
Production:
  Gas (MMcf)                 10,336         12,760         21,069         27,502
  Oil (Mbbl)                    340            306            673            668
  Liquids (Mbbl)                 47             27             82             52
  Total (MMcfe)              12,647         14,755         25,595         31,819

Average Price:
  Gas (per Mcf)             $  3.30        $  2.08        $  2.87        $  2.00
  Oil (per bbl)               25.80          14.91          25.81          12.22
  Liquids (per bbl)           14.17           9.60          14.50           9.20
  Total (per Mcfe)             3.44           2.12           3.09           2.00

Revenue:
  Gas                       $34,069        $26,518        $60,501        $55,044
  Oil                         8,755          4,559         17,359          8,153
  Liquids                       652            257          1,183            479
                            -------        -------        -------        -------
  Total                     $43,476        $31,334        $79,043        $63,676
                            =======        =======        =======        =======

Gas revenue

           For the three months ended June 30, 2000, gas revenue increased $7.6 million to $34.1 million due to a 59% increase in average realized natural gas prices, partially offset by a 19% decrease in natural gas production primarily as a result of sales of producing properties in 1999 and the expiration of certain VPPs.

         For the six months ended June 30, 2000, gas revenue increased $5.5 million to $60.5 million due to a 44% increase in average realized natural gas prices, partially offset by a 23% decrease in natural gas production. The 1999 six-month period included 2,000 MMcf of non-recurring production related to the make up of under-deliveries associated with the VPP program in 1998. The remainder of the decrease in production in the 2000 period was primarily attributable to the sale of producing properties in 1999 and the expiration of certain VPPs.

Oil and liquids revenue

          For the three months ended June 30, 2000, oil and liquids revenue was $9.4 million, compared to $4.8 million during the 1999 three-month period as a result of a 73% increase in average realized oil prices combined with a 16% increase in oil and liquids production.

         For the six months ended June 30, 2000, oil and liquids revenue more than doubled from the 1999 period to $18.5 million due to the 111% increase in average realized oil prices.

Other revenue, net

         Other revenue for the three months ended June 30, 2000 included $1.0 million in connection with the settlement of certain obligations related to a 1996 acquisition. The 1999 three-month period included $1.5 million related to a settlement of a severance tax dispute.

Lease operating expenses

         Lease operating expenses decreased 5% to $6.3 million for the three months ended June 30, 2000 and 11% to $12.2 million for the six months ended June 30, 2000 compared to the same periods last year. The lower expense levels in the current year reflect the Company's 1999 cost reduction initiatives and sales of marginal higher-cost oil and gas properties.

Production taxes

         Production taxes, which are generally based on a percentage of revenue (excluding VPP revenue), increased $0.7 million to $1.5 million for the second quarter of 2000 and $1.2 million to $2.7 million for the six months ended June 30, 2000, compared to the same periods in 1999.

General and administrative expenses

         General and administrative expenses ("G&A") decreased 29% or $0.7 million to $1.7 million for the three months ended June 30, 2000 and decreased 32% or $1.8 million to $3.8 million for the six months ended June 30, 2000 compared to the same periods in 1999. Reduction in the Company's workforce, cost savings associated with the closing of the New Jersey corporate office, and other cost reduction initiatives throughout the Company were the primary reasons for the decrease in G&A in 2000.

Depreciation, depletion and amortization

         The Company provides for depletion on its oil and gas properties using the future gross revenue method based on recoverable reserves valued at current prices. During the three months ended June 30, 2000, depreciation, depletion and amortization ("DD&A") decreased $0.9 million to $12.5 million. The impact of the decrease in the DD&A rate from 39% to 28% due to higher oil and gas prices was largely offset by higher oil and gas revenue in the current year three-month period. The 1999 three-month period included a $0.7 million writedown to market value of a Company-owned building in the Rocky Mountain region which was sold in the third quarter of 1999.

         For the six months ended June 30, 2000, DD&A decreased $2.4 million primarily due to a lower DD&A rate. The DD&A rate decreased to 31% for the current year six-month period compared to 41% for the six months ended June 30, 1999 due mainly to higher oil and gas prices. The impact of the lower DD&A rate was partially offset by higher oil and gas revenue.

Interest expense

         In accordance with AICPA Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), the Company is required to report interest expense during the bankruptcy proceedings only to the extent that interest expense will be paid during the proceedings or that it is probable that interest expense will be an allowed priority, secured, or unsecured claim. Accordingly, the Company recorded interest expense only for its bank debt and its senior notes but not for its senior subordinated notes subsequent to the filing of the involuntary Chapter 11 petition on January 5, 2000. This was the primary reason that interest expense decreased $3.2 million to $6.8 million for the three months ended June 30, 2000 and $6.3 million to $13.6 million for the six months ended June 30, 2000 compared to the same periods in 1999. In addition, lower average borrowings on the Company's bank debt resulted in decreases in interest expense of $1.1 million for the three months ended June 30, 2000 and $2.2 million for the six months ended June 30, 2000 compared to the same periods a year ago, partially offset by higher average interest rates in 2000.

Reorganization items

         For the three months ended June 30, 2000, the Company recorded $1.4 million of reorganization items primarily for legal and financial advisory services. In addition, the Company earned interest income of $0.2 million on accumulated cash resulting from the Chapter 11 proceedings.

         For the six months ended June 30, 2000, the Company recorded $9.4 million of reorganization items. Of the $9.4 million, $6.1 million was a non-cash write-off of deferred debt issuance costs associated with the Company's senior notes and senior subordinated notes in accordance with SOP 90-7. The Company incurred financial restructuring costs of $3.5 million primarily for legal and financial advisory services. In addition, the Company earned interest income of $0.3 million on accumulated cash resulting from the Chapter 11 proceedings.

Liquidity and Capital Resources

Continuation as a Going Concern; Proposed Reorganization

         During 1997 and 1998, due to very low prices for natural gas and crude oil and, in 1998, due to disappointing performance of certain properties in the Rocky Mountain area, the Company incurred significant losses, primarily comprised by $268.5 million of pretax non-cash ceiling writedowns of its oil and gas assets and a reduction from $113.9 million ($93.9 million of which relates to the 1998 non-cash ceiling test writedowns) to zero in the book value of net deferred tax assets. As a result of these non-cash charges, the net loss in 1998 was increased by $288.4 million. Also as a result of these adjustments, the Company has negative stockholders' equity and continues to be in default of certain covenants in its bank credit facilities. As a consequence, the Company cannot borrow under the revolving credit facilities. In addition, the Company's independent public accountants issued modified reports for 1998 and 1999 with respect to the ability of the Company to continue as a going concern, which also constitutes a default under the revolving bank credit agreements.

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

         On July 26, 1999, the Company and its bank lenders entered into new forbearance agreements (effective as of July 1, 1999) which provided that the lenders would refrain from exercising their rights and remedies not previously exercised until October 5, 1999. Subsequently, these new forbearance agreements were extended twice on the same terms through March 2, 2000. The bank lenders did not waive the payment default but rescinded their declaration that all amounts outstanding under the credit facilities are immediately due and payable and effectively waived the default rate of interest. The new forbearance agreements precluded the Company from making interest payments on its senior notes and its senior subordinated notes. Under the terms of the new forbearance agreements, the Company committed to make aggregate monthly principal payments of $2.5 million. In addition, the agreements provided that a portion of the proceeds from the sale of any of the Company's oil and gas properties would be dedicated to the payment of principal under the credit facilities. The new forbearance agreements expired on March 2, 2000. Since the Commencement Date, the Company has been operating under a cash collateral agreement with its bank lenders. The agreement provides, among other things, that the Company make monthly principal payments of $2.5 million and that the bank lenders have the right to review and approve the Company's projected use of cash during the bankruptcy proceedings. From the time that the original forbearance agreements were entered into through June 30, 2000, the Company has made principal payments, pursuant to the forbearance agreements and the cash collateral agreement, of $58 million to its banks, reducing the outstanding loans from $150 million to $92 million.

         As a result of the payment default under the bank loans and the interest payment default on the notes, the holders of the requisite percentage of the Company's senior notes and senior subordinated notes and the indenture trustees of the senior notes and the senior subordinated notes had the right to declare the principal amount of the notes immediately due and payable. On December 28, 1999, holders of the senior notes alleging to hold the requisite percentage of senior notes provided notice of acceleration of maturity and declared the principal and interest of the senior notes to be immediately due and payable. At June 30, 2000, accrued interest on the senior notes and senior subordinated notes was $34.7 million and the contractual interest payable was $40.2 million. The outstanding principal amount of the senior subordinated notes is $125 million and the outstanding principal amount of the senior notes is $150 million.

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

         The Company has taken several steps to improve its financial situation. Among other things, the Company reduced its workforce by over 30% during the two-year period ended December 31, 1999, closed its New Jersey corporate office and froze senior management salaries for 1999. Expense reduction initiatives reduced lease operating expenses and general and administrative expenses by 24% in the second quarter of 2000 compared to the same period in 1998 and by 11% compared to the same period in 1999. Planned capital investments were reduced in 1999 and a property divestiture program was implemented whereby the Company sold non-core properties and raised net proceeds of approximately $27.7 million.

         On December 28, 1999, the Company announced the Restructuring Agreement with holders of more than two-thirds in amount of the senior subordinated notes and holders of a majority in amount of the senior notes. To effectuate the Restructuring Agreement, the parties agreed that the Company would commence a case under Chapter 11 of Title 11 of the Bankruptcy Code by January 18, 2000. On January 5, 2000, however, certain entities filed an involuntary petition for relief against KCS Energy, Inc. (the parent company only) under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On the Commencement Date, the Bankruptcy Court entered an order for relief under Chapter 11 of the Bankruptcy Code against KCS. Also on the Commencement Date, KCS Energy, Inc.'s subsidiaries filed separate voluntary petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court and the Company filed its initial disclosure statement with the Bankruptcy Court for approval in connection with its proposed Plan. Amended versions of the disclosure statement and Plan were subsequently filed. Since the Commencement Date, the Company and its subsidiaries have continued to operate their businesses as debtors-in-possession pursuant to sections 1107 and 1108 of the Bankruptcy Code.

         On April 20, 2000, the Company reported that CSFB had exercised its right to terminate the Restructuring Agreement. On April 28, 2000, the Bankruptcy Court ruled that the Company's proposed second amended Plan impaired the senior noteholders. The Company maintains that the senior noteholders were unimpaired pursuant to the second amended Plan and filed a notice of appeal regarding the Bankruptcy Court's ruling. The appeal is currently pending.

         On May 4, 2000, the Bankruptcy Court terminated the time period under which the Company had the exclusive right to propose a plan of reorganization. On June 13, 2000, the Committee and

CSFB filed a disclosure statement with respect to their proposed joint plan of reorganization. On June 30, 2000, the Company filed its fourth amended disclosure statement and third amended Plan. The Bankruptcy Court has scheduled a hearing for August 31, 2000 to consider the adequacy of both the Company's disclosure statement and the Committee/CSFB disclosure statement.

         The Company's current Plan, if ultimately confirmed by the Bankruptcy Court, would result in impairment of the existing common stockholders, holders of senior subordinated notes, the Company's bank group and general unsecured creditors. The current Committee/CSFB plan, if ultimately confirmed by the Bankruptcy Court, would result in impairment of the existing common stockholders, the holders of senior notes and holders of senior subordinated notes.

         Since the second quarter of 1999, the Company has been funding its capital investment program with internally generated cash flow and a portion of the proceeds from asset sales while at the same time reducing its bank debt by $58 million in accordance with the forbearance agreements and cash collateral agreement. The Company intends to fund the balance of its 2000 capital investment program in the same way pending the outcome of the bankruptcy proceedings.

         Since the Commencement Date, the Company has been paying its post-petition trade obligations in the ordinary course of business. In addition, the Company filed a motion in the Bankruptcy Court to allow for the payment of all pre-petition trade obligations in order to minimize the effect of the bankruptcy proceedings on the Company's operations and business relationships. The Bankruptcy Court subsequently granted the Company the authority to pay certain specified pre-petition trade obligations comprising the substantial majority of its pre-petition trade obligations. Under both proposed plans, all pre-petition and post-petition trade obligations will be paid in full.

         The Company believes that its cash flow from operations and the proceeds from asset sales should be sufficient to meet its short-term operating requirements. However, there can be no assurance that, given the Company's limited capital resources, it can continue to maintain its current production and oil and gas reserve replacement levels.

Cash flow from operating activities

         Net income adjusted for non-cash charges and reorganization items for the six months ended June 30, 2000 increased 84% to $49.8 million compared to $27.1 million during the same period in 1999. The increase reflects higher average realized natural gas and oil prices, lower lease operating and general and administrative expenses, and lower interest expense. Net cash provided by operating activities increased 126% to $57.6 million during the current year six-month period, compared to $25.5 million for the six months ended June 30, 1999. The net increase in accounts payable and accrued liabilities, inclusive of accrued interest, during the current year six-month period was primarily due to accrued interest on the senior notes and accrued restructuring costs. The remainder of changes in working capital in 2000 and 1999 was largely related to the timing of cash receipts and payments.

Investing activities

         Capital expenditures for the six months ended June 30, 2000 were $31.6 million of which $20.3 million was for development activities, $6.8 million for lease acquisitions, seismic surveys and exploratory drilling, $4.3 million for the acquisition of proved reserves through the VPP program and $0.2 million for other assets.

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

                             MARKET RISK DISCLOSURE

         The Company has entered, and may continue to enter, into swaps, futures contracts, options and collars to manage the price risk associated with the production of natural gas and oil. Since these contracts qualify as hedges and correlate to market price movement of natural gas or oil, any gains or losses resulting from market changes will be offset by losses or gains on corresponding physical transactions.

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

         The following table sets forth the Company's natural gas hedged position at June 30, 2000.

                                     Swaps                                            Collars
                     -------------------------------------    ---------------------------------------------------------
   Contract                       Weighted      Unrealized                    Range of          Range of     Unrealized
 Maturity Date        Volume     Avg. Price        Loss        Volume       Floor Price      Ceiling Price      Loss
---------------      ---------  -------------   ----------    ---------    -------------     -------------   ----------
                      (MMbtu)   ($ per MMbtu)    ($000's)      (MMbtu)     ($ per MMbtu)     ($ per MMbtu)    ($000's)
           2000
Third quarter          870,000      2.055        (2,114)      3,000,000      2.70-3.53        4.00-5.50        (842)
Fourth quarter         870,000      2.055        (2,102)      3,000,000      2.70-3.53        4.00-5.50        (817)
                     ---------                   -------      ---------                                      ------
  Total 2000         1,740,000      2.055        (4,216)      6,000,000      2.70-3.53        4.00-5.50      (1,659)
           2001      3,000,000      2.055        (4,857)      3,000,000      2.70-3.53        4.00-5.50        (416)
           2002      2,520,000      2.055        (2,591)            --             --               --          --
           2003      2,040,000      2.055        (1,927)            --             --               --          --
     Thereafter      2,800,000      2.055        (2,646)            --             --               --          --

The Company accounts for oil and natural gas futures contracts and commodity price swaps in accordance with FASB Statement No. 80 "Accounting for Futures Contracts". The Company will adopt SFAS 133 and SFAS 138 effective January 1, 2001. See Note 9 to Condensed Consolidated Financial Statements.

         The Company uses fixed and variable rate long-term debt to finance the Company's capital spending program. These debt arrangements expose the Company to market risk related to changes in interest rates. During the six months ended June 30, 2000, the Company's weighted average contractual interest rate on its fixed rate debt of $275 million was 10%. The weighted average interest rate on its variable rate debt of $92.0 million was 9.0%. The Company's bank debt has been classified as short-term as a result of defaults under its debt agreements. The Company's senior notes and senior subordinated notes have been classified as liabilities subject to compromise as a result of the Chapter 11 proceedings.

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

         On June 27, 2000, the Fifth Circuit Court of Appeals at Dallas, Texas overruled the royalty owner's issues and affirmed the trial court's judgment in favor of the Company in the Jesus Yzaguirre Suit. The royalty owners did not move for a rehearing but on August 10, 2000, they applied to the Texas Supreme Court for review.

         In addition to the litigation among Kerr-McGee L.P., InterCoast, MidAmerican and the Company which is described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, the Company has received a letter dated July 26, 2000 from Newhall Land & Farming Company demanding remediation of environmental conditions on the lands covered by the RSF Lease (as defined and described in such Form 10-K). The Company has delivered a copy of the Newhall Letter to Kerr-McGee LP and has requested indemnification. Kerr-McGee has not yet responded to the Company's indemnity request.

Item 3. Defaults Upon Senior Securities

         The Company did not make scheduled interest payments on July 15, 1999, January 15, 2000 and July 15, 2000 on its senior notes and senior subordinated notes. These scheduled but unpaid interest obligations aggregate to $41.4 million. See Note 2 to Condensed Consolidated Financial Statements. Also see
Note 2 to Condensed Consolidated Financial Statements for a discussion of the Company's defaults under its bank credit facilities.

Item 6.  Exhibits and Reports on Form 8-K.

    (a)     Exhibits:

               Exhibit 27 - Financial Data Schedule.

    (b)     Reports on Form 8-K.

         There were no reports on Form 8-K filed during the three months ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              KCS ENERGY, INC.



August 14, 2000                               /S/  FREDERICK DWYER
                                                   -----------------------------
                                                   Frederick Dwyer
                                                   Vice President, Controller
                                                     and Secretary

                               INDEX TO EXHIBITS


   Exhibit
   Number                    Description
   -------                   -----------

     27                Financial Data Schedule