Form 10-Q
period 2000-09-30
KCS ENERGY INC
filed 2000-11-14
CIK 832820

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----
           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                               ------------------
                                       OR

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

           Common Stock, $0.01 par value: 29,265,810 shares outstanding as of November 1, 2000.

           KCS ENERGY, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

                                                                 Three Months Ended              Nine Months Ended
 (Amounts in thousands except                                       September 30,                   September 30,
                                                           --------------------------        ---------------------------
 per share data)                  Unaudited                   2000              1999           2000               1999
---------------------------------------------              --------------------------        ---------------------------
Oil and gas revenue                                        $  46,005        $  33,230        $ 125,048        $  96,906
Other revenue, net                                               193            2,375            1,781            5,059
------------------------------------------------------------------------------------------------------------------------
Total revenue                                                 46,198           35,605          126,829          101,965

Operating costs and expenses
     Lease operating expenses                                  6,213            6,900           18,373           20,525
     Production taxes                                          1,580              910            4,326            2,487
     General and administrative expenses                       1,939            1,683            5,755            7,313
     Depreciation, depletion and amortization                 11,664           11,434           36,820           38,982
------------------------------------------------------------------------------------------------------------------------
Total operating costs and expenses                            21,396           20,927           65,274           69,307
------------------------------------------------------------------------------------------------------------------------
Operating income                                              24,802           14,678           61,555           32,658
Interest and other income, net                                    85              223              437              445
Interest expense (contractual interest was
   $9,030 and $27,380 for the three and nine
   months ended September 30, 2000, respectively)             (6,698)         (10,145)         (20,252)         (30,046)
------------------------------------------------------------------------------------------------------------------------
Income before reorganization items
   and income taxes                                           18,189            4,756           41,740            3,057
Reorganization items
     Write-off of deferred debt issuance costs
        related to senior notes and senior
        subordinated notes                                         -                -           (6,132)               -
     Financial restructuring costs                            (1,642)               -           (5,138)               -
     Interest income                                             327                -              594                -
------------------------------------------------------------------------------------------------------------------------
Total reorganization items, net                               (1,315)               -          (10,676)               -
------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                    16,874            4,756           31,064            3,057
Federal and state income taxes                                     -                -                -                -
------------------------------------------------------------------------------------------------------------------------
Net income                                                 $  16,874        $   4,756        $  31,064        $   3,057
========================================================================================================================

Basic earnings per share
  of common stock                                          $    0.58        $    0.16        $    1.06        $    0.10
========================================================================================================================

Diluted earnings per share
  of common stock                                          $    0.58        $    0.16        $    1.06        $    0.10
========================================================================================================================

Weighted average shares outstanding for
  computation of earnings per share
Basic                                                         29,266           29,268           29,266           29,262
Diluted                                                       29,326           29,273           29,302           29,295
========================================================================================================================

    The accompanying notes to condensed consolidated financial statements are an integral part of these statements

           KCS ENERGY, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              September 30,    December 31,
(Dollars in thousands)            Unaudited                       2000            1999
--------------------------------------------                  -------------    -----------
Assets
------
Current assets
          Cash and cash equivalents                            $  26,289        $  10,584
          Trade accounts receivable, net                          32,103           21,941
          Other current assets                                     6,180            7,571
--------------------------------------------------------------------------------------------
              Current assets                                      64,572           40,096
--------------------------------------------------------------------------------------------
Oil and gas properties, full cost method, net                    248,918          232,281
Other property, plant and equipment, net                           3,777            4,686
--------------------------------------------------------------------------------------------
              Property, plant and equipment, net                 252,695          236,967
--------------------------------------------------------------------------------------------
Deferred charges and other assets                                  1,682            7,869
--------------------------------------------------------------------------------------------
                                                               $ 318,949        $ 284,932
============================================================================================

Liabilities and stockholders' equity
------------------------------------
Current liabilities
          Accounts payable                                     $  16,557        $  13,340
          Accrued interest on public debt                              -           26,444
          Other accrued liabilities                               19,189           11,262
          Short-term debt                                         84,408          381,819
--------------------------------------------------------------------------------------------
              Current liabilities                                120,154          432,865
--------------------------------------------------------------------------------------------
Deferred credits and other liabilities                             1,762            1,910
--------------------------------------------------------------------------------------------
Liabilities subject to compromise
          Senior notes                                           150,000                -
          Senior subordinated notes                              125,000                -
          Accrued interest on public debt                         38,819                -
          Pre-petition accounts payable                            1,993                -
--------------------------------------------------------------------------------------------
              Liabilities subject to compromise                  315,812                -
--------------------------------------------------------------------------------------------
Stockholders' (deficit) equity
          Common stock, par value $0.01 per
              share - authorized 50,000,000
              shares, issued 31,432,906 and
              31,435,406, respectively                               314              314
          Additional paid-in capital                             145,098          145,098
          Retained (deficit) earnings                           (259,450)        (290,514)
          Less treasury stock, 2,167,096 shares, at cost          (4,741)          (4,741)
--------------------------------------------------------------------------------------------
              Total stockholders' (deficit) equity              (118,779)        (149,843)
--------------------------------------------------------------------------------------------
                                                               $ 318,949        $ 284,932
============================================================================================

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

           KCS ENERGY, INC. AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS


                                                                   Nine Months Ended
                                                                     September 30,
(Dollars in thousands)                Unaudited                2000              1999
-----------------------------------------------            ---------------   ---------------
Cash flows from operating activities:
    Net income                                                 $ 31,064        $  3,057
    Adjustments to reconcile net income
      to cash provided by operating activities:
       Depreciation, depletion and amortization                  36,820          38,982
       Other non-cash charges and credits, net                    1,665           2,024
       Reorganization items                                      10,676               -
--------------------------------------------------------------------------------------------
                                                                 80,225          44,063
    Net changes in assets and liabilities:
       Trade accounts receivable                                (10,162)          9,193
       Accounts payable and accrued liabilities                  13,137         (12,720)
       Accrued interest on public debt                           12,375           6,898
       Other, net                                                 1,007          (2,379)
--------------------------------------------------------------------------------------------
Net cash provided by operating activities
       before reorganization items                               96,582          45,055
Reorganization items (excluding non-cash write-off
      of deferred debt issue costs)                              (4,544)              -
--------------------------------------------------------------------------------------------
Net cash provided by operating activities                        92,038          45,055

Cash flows from investing activities:
    Investment in oil and gas properties                        (52,978)        (31,077)
    Net proceeds from the sale of oil and gas properties            629          25,297
    Other capital expenditures, net                                (199)          1,039
--------------------------------------------------------------------------------------------
Net cash used in investing activities                           (52,548)         (4,741)
--------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Proceeds from debt                                              292          16,300
    Repayments of debt                                          (22,752)        (34,989)
    Deferred financing costs                                     (1,325)         (1,042)
    Other, net                                                        -            (564)
--------------------------------------------------------------------------------------------
Net cash used in financing activities                           (23,785)        (20,295)
--------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                        15,705          20,019
Cash and cash equivalents at beginning of period                 10,584             876
--------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                     $ 26,289        $ 20,895
============================================================================================

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

           On July 26, 1999, the Company and its bank lenders entered into new forbearance agreements (effective as of July 1, 1999) which provided that the lenders would refrain from exercising their rights and remedies not previously exercised until October 5, 1999. Subsequently, these new forbearance agreements were extended twice on the same terms through March 2, 2000. The bank lenders did not waive the payment default but rescinded their declaration that all amounts outstanding under the credit facilities are immediately due and payable and effectively waived the default rate of interest. The new forbearance agreements precluded the Company from making interest payments on its senior notes and its senior subordinated notes. Under the terms of the new forbearance agreements, the Company committed to make aggregate monthly principal payments of $2.5 million. In addition, the agreements provided that a portion of the proceeds from the sale of any of the Company's oil and gas properties would be dedicated to the payment of principal under the credit facilities. The new forbearance agreements expired on March 2, 2000. Since the commencement of the bankruptcy proceedings on January 18, 2000, the Company has been operating under a cash collateral agreement with its bank lenders. The agreement provides, among other things, that the Company make monthly principal payments of $2.5 million and that the bank lenders have the right to review and approve the Company's projected use of cash during the bankruptcy proceedings. From the time that the original forbearance agreements were entered into through September 30, 2000, the Company has made principal payments, pursuant to the forbearance agreements and the cash collateral agreement, of $65.6 million to its banks, reducing the outstanding loans from $150 million to $84.4 million.

           As a result of the payment default under the bank loans and the interest payment default on the notes, the holders of the requisite percentage of the Company's senior notes and senior subordinated notes and the indenture trustees of the senior notes and the senior subordinated notes had the right to declare the principal amount of the notes immediately due and payable. On December 28, 1999, holders of the senior notes alleging to hold the requisite percentage of senior notes provided notice of acceleration of maturity and declared the principal and interest of the senior notes to be immediately due and payable. At September 30, 2000, accrued interest on the senior notes and senior subordinated notes was $38.8 million and the contractual interest payable was $47.1 million. The outstanding principal amount of the senior subordinated notes is $125 million and the outstanding principal amount of the senior notes is $150 million.

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

           The Company took numerous steps to improve its financial situation. Among other things, the Company reduced its workforce by over 30% during the two-year period ended December 31, 1999, closed its New Jersey corporate office and froze senior management salaries for 1999. Expense reduction initiatives reduced lease operating expenses and general and administrative expenses by 23% for the nine months ended September 30, 2000 compared to the same period in 1998 and by 13% compared to the same period in 1999. Planned capital investments were reduced in 1999, especially VPP expenditures, and a property divestiture program was implemented whereby the Company sold non-core properties and raised net proceeds of approximately $27.7 million to reduce outstanding bank debt. During the third quarter of 2000, the Company increased its drilling program to capitalize on the dramatic increases in natural gas and oil prices and the Company's available drilling opportunities. While the reduced capital investment in the VPP program has meant a decline in VPP production, those initiatives have enabled the Company to reduce debt while increasing working interest production through its drilling program.

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

           On April 20, 2000, the Company reported that Credit Suisse First Boston ("CSFB") had exercised its right to terminate the Restructuring Agreement because a joint plan of reorganization was not confirmed by the date specified in the agreement. On April 28, 2000, the Bankruptcy Court ruled that the Company's proposed second amended Plan impaired the senior noteholders. The Company maintains that the senior noteholders were unimpaired pursuant to the second amended Plan and filed a notice of appeal regarding the Bankruptcy Court's ruling. The appeal is currently pending.

           On May 4, 2000, the Bankruptcy Court terminated the time period under which the Company had the exclusive right to propose a plan of reorganization. On June 13, 2000, the statutory unsecured creditors' committee in the Company's Chapter 11 cases (the "Committee") and CSFB filed a disclosure statement with respect to their proposed joint plan of reorganization. On June 30, 2000, the Company filed its fourth amended disclosure statement and third amended Plan.

           On October 25, 2000, the Bankruptcy Court judge entered orders approving the disclosure statements describing the Company's Plan and the Committee / CSFB plan. Beginning on November 3, 2000, the Company's disclosure statement and the Committee / CSFB disclosure statement, along with ballots, voting instructions and preference forms were mailed to impaired creditors and shareholders entitled to vote. These disclosure statements are included as exhibits to this Form 10-Q. The Bankruptcy Court has scheduled January 30, 2001 for the commencement of the Confirmation Hearing on both plans. The Bankruptcy Court will also consider confirmation of any plan filed by a party in interest on or before December 15, 2000 that provides for each class of claims or interests to be unimpaired under section 1124 of the Bankruptcy Code (thereby not requiring the solicitation of votes to accept or reject such plan from any class of claims or interests). If any such plan is filed, notice of filing and the deadline for objections to confirmation will be served on the parties entitled to such notice. Since the second quarter of 1999, the Company has been funding its capital investment program with internally generated cash flow and a portion of the proceeds from asset sales while at the same time reducing its bank debt by $65.6 million in accordance with the forbearance agreements and cash collateral agreement. The Company intends to fund its short-term capital investment program in the same way pending the outcome of the bankruptcy proceedings. The Company has increased its cash balances from $10.6 million at December 31, 1999 to $26.3 million at September 30, 2000.

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

           The Company is continuing to discuss alternatives with the Committee, holders of its senior and senior subordinated notes and others with the goal of achieving a consensual plan that will enable a timely conclusion of the Chapter 11 proceedings.

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

3.         Accounting and Reporting Requirements During Bankruptcy

           Under Chapter 11 of the Bankruptcy Code, most claims against the debtors in existence prior to the filing of the bankruptcy petitions are stayed while the debtors continue business operations as debtors-in-possession. Under AICPA Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", ("SOP 90-7"), the Company is required to adjust liabilities subject to compromise to the amount of the claim allowed by the court. Since a plan of reorganization has not been confirmed by the Bankruptcy Court, all unsecured, pre-petition obligations that have not been approved for payment by the Bankruptcy Court have been segregated as liabilities subject to compromise in the accompanying Condensed Consolidated Balance Sheet. The Company's bank debt was not included in liabilities subject to compromise as it is fully secured.

           In addition, SOP 90-7 requires the Company to report interest expense during the bankruptcy proceedings only to the extent that it will be paid during the proceedings or it is probable that it will be an allowed priority, secured, or unsecured claim. Accordingly, the Company recorded interest expense for its bank debt and its senior notes but not for its senior subordinated notes subsequent to the filing of the involuntary Chapter 11 petition on January 5, 2000. Interest expense and amortization of deferred debt issuance costs for the three and nine months ended September 30, 2000 was $6.7 million and $20.3 million, respectively, compared to $10.1 million and $30.0 million, respectively, for the same periods in the prior year. The reported interest expense as well as the contractual interest expense for the three and nine months ended September 30, 2000 are disclosed in the accompanying Condensed Statements of Consolidated Operations. The contractual interest amounts are not comparable to the interest expense in the prior year periods as these amounts do not include amounts for amortization of debt issuance costs ($0.6 million for the three-month period and $1.7 million for the nine-month period) and capitalized interest ($0.1 million for the three-month period and $0.5 million for the nine-month period).

4.    Reorganization Items

           In accordance with SOP 90-7, the Condensed Statements of Consolidated Operations present the results of operations of the Company while it is in Chapter 11 proceedings. Expenses resulting from the restructuring are reported separately as reorganization items. For the three months ended September 30, 2000, the Company recorded financial restructuring costs of $1.6 million primarily for legal and financial advisory services. In addition, the Company earned interest income of $0.3 million on accumulated cash resulting from the Chapter 11 proceedings.

           For the nine months ended September 30, 2000 the Company recorded a non-cash write-off of $6.1 million of deferred debt issuance costs associated with its senior notes and senior subordinated notes in order to value the liabilities subject to compromise at the expected amount of the allowed claims. Financial restructuring costs were $5.1 million and earned interest income was $0.6 million.

5.    New York Stock Exchange Listing

           In October 1999, the Company reported that it did not meet the current New York Stock Exchange ("NYSE") continued listing standards. These standards require total market capitalization of not less than $50 million and total stockholders' equity of not less than $50 million. At the close of business on November 7, 2000, the Company's total market capitalization was approximately $62.3 million. As a result of the non-cash ceiling writedown at December 31, 1998, the Company currently has negative stockholders' equity.

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

6.    Supplemental Cash Flow Information

           The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. Interest payments were $6.7 million and $22.9 million, for the nine months ended September 30, 2000 and September 30, 1999, respectively. No income tax payments were made during the nine months ended September 30, 2000. Income tax payments were $0.1 million, for the nine months ended September 30, 1999.

7.    Litigation

           On May 11, 2000, the Texas Supreme Court denied the royalty holders' motion for rehearing in the Los Santos Suit. Under its rules, the Texas Supreme Court will not consider another motion for rehearing.

           On June 27, 2000, the Fifth Circuit Court of Appeals at Dallas, Texas affirmed the trial court's judgment in favor of the Company in the Jesus Yzaguirre Suit. The royalty owners did not move for a rehearing but on August 10, 2000, they applied to the Texas Supreme Court for review. On October 26, 2000, the Texas Supreme Court denied the royalty owners' petition for review. The royalty owners filed a motion for a rehearing on November 10, 2000.

           The Company has filed a counterclaim against MidAmerican and a cross-action against Kerr-McGee in the litigation among Kerr-McGee L.P., InterCoast, MidAmerican and the Company which is described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The counterclaim and cross-action seek a declaratory judgment that the Company is entitled to indemnity from such parties under agreements with such parties described in the Company's 10-K. Discovery in the litigation is proceeding and trial has been set for May 14, 2001.

8.    Earnings Per Share

           Basic earnings per share were computed by dividing net income by the average number of common shares outstanding during the quarter as required by the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". Diluted earnings per share have been computed by dividing net income by the average number of common shares outstanding plus the incremental shares that would have been outstanding assuming the exercise of stock options.

A reconciliation of shares used for basic earnings per share and those used for diluted earnings per share is as follows:



                                         Three Months Ended       Nine Months Ended
                                            September 30,            September 30,
                                        --------------------     -------------------
                                          2000          1999      2000          1999
                                        ------       ------       ------       ------
                                                       (amounts in thousands)
Average common stock outstanding        29,266       29,268       29,266       29,262
Average common stock equivalents            60            5           36           33
                                        ------       ------       ------       ------
Average common stock and common
    stock equivalents outstanding       29,326       29,273       29,302       29,295
                                        ======       ======       ======       ======


9.    New Accounting Standards

           In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No.133, as amended, establishes accounting and reporting standards requiring that all derivative instruments be recorded in the balance sheet as an asset or liability, measured at fair value. SFAS No. 133 requires that changes in a derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative instrument's gains and losses to be recognized with the related physical results of the hedged item in the income statement during the period of actual production. It also requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS No 137, " Accounting for

Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which defers the effective date of SFAS No. 133 until all fiscal years beginning after June 15, 2000. The Company will adopt this statement on January 1, 2001.

           The Company currently utilizes swaps and collars to reduce its exposure to fluctuations in natural gas prices and to achieve a more predictable cash flow. Based upon management's current assessment of its derivative contracts, if the Company had adopted SFAS No. 133 on October 1, 2000, it would have recorded (i) a liability of approximately $20.9 million, representing the fair market value of its derivative instruments on that date, (ii) a reduction of equity through other comprehensive income of $20.0 million, representing the intrinsic value of the cash flow hedges using natural gas prices as of September 29, 2000 and (iii) a loss from the cumulative effect of a change in accounting principle of $0.9 million, representing the time value component of the derivative instruments as of September 29, 2000. Essentially this entire loss would reverse by March 31, 2001. As the futures contracts settle each month, the liability will be adjusted to reflect the current fair market value and the monthly settlement will be recorded in revenues through an adjustment to other comprehensive income and the time value component of the hedge will be recorded as Other Revenue, net.

           Changing market conditions, effects of transactions not yet identified or new transactions and interpretations from the FASB's Derivative Implementation Group could change the current assessment.

           FASB 133, as amended, could increase the volatility of KCS's future earnings.

           In July and September 2000, the Emerging Issues Task Force ("EITF") reached consensuses on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." This Issue addresses the income statement classification for shipping and handling fees and costs. The Company will adopt the consensuses in the fourth quarter of 2000. The Company is currently assessing the impact of EITF Issue No. 00-10; however, it will have no impact on net income. The Company is still evaluating whether or not additional disclosures may be required by the consensuses.

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

           In 1999, gas and oil prices strengthened. Average realized gas prices were 5% higher and average realized oil prices were 41% higher in 1999 as compared to 1998 (although 1999 average realized gas prices were 9% lower and 1999 oil prices were 14% lower than in 1997). Also in 1998, the Company implemented a program designed to improve its financial situation and the overall efficiency of the Company and its subsidiaries. The Company reduced its workforce by over 30% during the two-year period ended December 31, 1999, closed its New Jersey corporate office and froze senior management salaries for 1999. Expense reduction initiatives reduced lease operating expenses and general and administrative expenses by 23% for the nine months ended September 30, 2000 compared to the same period in 1998 and by 13% compared to the same period in 1999. Planned capital investments were reduced in 1999 and a property divestiture program was implemented whereby the Company sold non-core properties and raised net proceeds of approximately $27.7 million. In addition, the Company engaged financial advisors to pursue a financial restructuring.

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

           On April 20, 2000, the Company reported that Credit Suisse First Boston ("CSFB") had exercised its right to terminate the Restructuring Agreement because a joint plan of reorganization was not confirmed by the date specified in the agreement. On April 28, 2000, the Bankruptcy Court ruled that the Company's proposed second amended Plan impaired the senior noteholders. The Company maintains that the senior noteholders were unimpaired pursuant to the second amended Plan and filed a notice of appeal regarding the Bankruptcy Court's ruling. The appeal is currently pending.

           On May 4, 2000, the Bankruptcy Court terminated the time period under which the Company had the exclusive right to propose a plan of reorganization. On June 13, 2000, the statutory unsecured creditors' committee in the Company's Chapter 11 cases (the "Committee") and CSFB filed a disclosure statement with respect to their proposed joint plan of reorganization. On June 30, 2000, the Company filed its fourth amended disclosure statement and third amended Plan.

           On October 25, 2000, the Bankruptcy Court judge entered orders approving the disclosure statements describing the Company's Plan and the Committee / CSFB plan. Beginning on November 3, 2000, the Company's disclosure statement and the Committee / CSFB disclosure statement, along with ballots, voting instructions and preference forms were mailed to impaired creditors and shareholders entitled to vote. These disclosure statements are included as exhibits to this Form 10-Q. The Bankruptcy Court has scheduled January 30, 2001 for the commencement of the Confirmation Hearing on both plans. The Bankruptcy Court will also consider confirmation of any plan filed by a party in interest on or before December 15, 2000 that provides for each class of claims or interests to be unimpaired under section 1124 of the Bankruptcy Code (thereby not requiring the solicitation of votes to accept or reject such plan from any class of claims or interests). If any such plan is filed, notice of filing and the deadline for objections to confirmation will be served on the parties entitled to such notice.

           The Company is continuing to discuss alternatives with the Committee, holders of its senior and senior subordinated notes and others with the goal of achieving a consensual plan that will enable a timely conclusion of the Chapter 11 proceedings.

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

Results of Operations

           Income before reorganization items for the three months ended September 30, 2000 was $18.2 million compared to $4.8 million for the same period in 1999. This increase was attributable to significantly higher gas and oil prices, lower lease operating expenses and lower interest expense. Net income for the three months ended September 30, 2000 was $16.9 million, or $0.58 per share, compared to net income of $4.8 million, or $0.16 per share, for the same period last year.

           For the nine months ended September 30, 2000, income before reorganization items was $41.7 million compared to $3.1 million for the same period in 1999. Higher gas and oil prices and lower lease operating expenses, general and administrative expenses and interest expense were factors in this improvement. Net income for the nine-month period in 2000 was $31.1 million, or $1.06 per share, compared to $3.1 million, or $0.10 per share, for the same period in 1999. Reorganization items totaled $10.7 million, of which $6.1 million was a non-cash write-off of deferred debt issuance costs associated with the Company's senior notes and senior subordinated notes. The remainder of the reorganization items was primarily for legal and financial advisory services.


                                        Three Months Ended           Nine Months Ended
                                           September 30,               September 30,
                                  ------------------------      ------------------------
                                      2000           1999           2000           1999
                                   ----------    --------        --------     ----------
Production:
    Natural gas (MMcf)               9,164         11,387         30,233         38,889
    Oil (Mbbl)                         324            299            997            967
    Liquids (Mbbl)                     107             33            189             85

    Summary (MMcfe):
         Working interest            9,524          8,839         28,541         26,889
         VPP                         2,237          4,544          8,815         18,313
                                   ----------    --------        --------     ----------
              Total                 11,761         13,383         37,356         45,202

Average Realized Price:
    Gas (per Mcf)                 $   3.85       $   2.39       $   3.17       $   2.12
    Oil (per bbl)                    29.27          18.80          26.94          14.25
    Liquids (per bbl)                11.13          10.52          12.58           9.71
    Total (per Mcfe)                  3.91           2.48           3.35           2.14

Revenue:
    Gas                           $ 35,279       $ 27,266       $ 95,780       $ 82,310
    Oil                              9,532          5,617         26,891         13,770
    Liquids                          1,194            347          2,377            826
                                   ----------    --------        --------     ----------
    Total                         $ 46,005       $ 33,230       $125,048       $ 96,906
                                   ==========    ========        ========     ==========






Gas revenue

             For the three months ended September 30, 2000, gas revenue increased $8.0 million to $35.3 million due to a 61% increase in average realized natural gas prices. While working interest production increased slightly in the current year three month period, total gas production decreased 20%, primarily as a result of the expiration of certain VPPs. In addition, scheduled production of approximately 750 MMcf associated with certain VPPs was curtailed in the quarter. It is currently anticipated that this production will be made up during the first half of 2001. Gas revenues were reduced by $2.7 million and $1.3 million, respectively, for the three months ended September 30, 2000 and September 30, 1999 as a result of hedging.

           For the nine months ended September 30, 2000, gas revenue increased $13.5 million to $95.8 million due to a 50% increase in average realized natural gas prices. Working interest production increased 2% while VPP production decreased 51% for the nine months ended September 30, 2000 compared to the same period in 1999. The 1999 nine-month period included 2,000 MMcf of non-recurring production related to the make up of under-deliveries associated with the VPP program in 1998. The remainder of the decrease in VPP production in the 2000 period was primarily attributable to the sale of VPP producing properties in 1999, the expiration of certain VPPs and the VPP curtailments discussed above. Gas revenues were reduced by $4.6 million for the nine months ended September 30, 2000 and were increased by $2.1 million for the same period in 1999 as a result of hedging.

Oil and liquids revenue

           For the three months ended September 30, 2000, oil and liquids revenue was $10.7 million, compared to $6.0 million during the 1999 three-month period as a result of a 56% increase in average realized oil prices combined with a 30% increase in oil and liquids production.

           For the nine months ended September 30, 2000, oil and liquids revenue increased approximately 101% from the 1999 period to $29.3 million due mainly to the 89% increase in average realized oil prices.

Other revenue, net

           Other revenue for the three months ended September 30, 2000 included $0.4 million from the sale of emission reduction credits. The 1999 three-month period included $1.4 million from production tax refunds and adjustments and $0.8 million from the sale of emission reduction credits.

           For the nine months ended September 30, 2000, other revenue also included $1.0 million in connection with the settlement of certain obligations related to a 1996 acquisition. The 1999 nine-month period also included $1.5 million from a settlement of a severance tax dispute.

Lease operating expenses

           Lease operating expenses decreased 10% to $6.2 million for the three months ended September 30, 2000 and 10% to $18.4 million for the nine months ended September 30, 2000 compared to the same periods last year. The lower expense levels in the current year reflect the Company's 1999 cost reduction initiatives and sales of marginal higher-cost oil and gas properties.

Production taxes

           Production taxes, which are generally based on a percentage of revenue (excluding VPP revenue), increased $0.7 million to $1.6 million for the third quarter of 2000 and $1.8 million to $4.3 million for the nine months ended September 30, 2000, compared to the same periods in 1999 due primarily to higher prices being realized on oil and gas sales.

General and administrative expenses

           General and administrative expenses ("G&A") for the three months ended September 30, 2000 were $1.9 million compared to $1.7 million for the same period in 1999. For the nine months ended September 30, 2000, G&A decreased 21% to $5.8 million. Reduction in the Company's workforce, cost savings associated with the closing of the New Jersey corporate office, and other cost reduction initiatives throughout the Company were the primary reasons for the decrease in G&A in 2000.

Depreciation, depletion and amortization ("DD&A")


           The Company provides for depletion on its oil and gas properties using the future gross revenue method based on recoverable reserves valued at current prices. During the three months ended September 30, 2000, DD&A increased $0.2 million to $11.7 million. The impact of the decrease in the DD&A rate from 33% to 25% due to higher oil and gas prices was offset by higher oil and gas revenue in the current year three-month period.

           For the nine months ended September 30, 2000, DD&A decreased $2.2 million primarily due to a lower DD&A rate. The DD&A rate decreased to 29% for the current year nine-month period compared to 38% for the nine months ended September 30, 1999 due mainly to higher oil and gas prices. The impact of the lower DD&A rate was partially offset by higher oil and gas revenue.

Interest expense

           In accordance with AICPA Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), the Company is required to report interest expense during the bankruptcy proceedings only to the extent that interest expense will be paid during the proceedings or that it is probable that interest expense will be an allowed priority, secured, or unsecured claim. Accordingly, the Company recorded interest expense only for its bank debt and its senior notes but not for its senior subordinated notes subsequent to the filing of the involuntary Chapter 11 petition on January 5, 2000. This was the primary reason that interest expense decreased $3.4 million to $6.7 million for the three months ended September 30, 2000 and $9.8 million to $20.3 million for the nine months ended September 30, 2000 compared to the same periods in 1999. In addition, lower average borrowings on the Company's bank debt resulted in decreases in interest expense of $1.1 million for the three months ended September 30, 2000 and $3.3 million for the nine months ended September 30, 2000 compared to the same periods a year ago, partially offset by higher average interest rates in 2000.

Reorganization items

           For the three months ended September 30, 2000, the Company recorded $1.6 million of gross reorganization items primarily for legal and financial advisory services. In addition, the Company earned interest income of $0.3 million on accumulated cash resulting from the Chapter 11 proceedings.

           For the nine months ended September 30, 2000, the Company recorded $10.7 million of net reorganization items, $6.1 million of which was a non-cash write-off of deferred debt issuance costs associated with the Company's senior notes and senior subordinated notes in accordance with SOP 90-7. The balance reflects restructuring costs of $5.1 million primarily for legal and financial advisory services. In addition, the Company earned interest income of $0.6 million on accumulated cash resulting from the Chapter 11 proceedings.

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

           On July 26, 1999, the Company and its bank lenders entered into new forbearance agreements (effective as of July 1, 1999) which provided that the lenders would refrain from exercising their rights and remedies not previously exercised until October 5, 1999. Subsequently, these new forbearance agreements were extended twice on the same terms through March 2, 2000. The bank lenders did not waive the payment default but rescinded their declaration that all amounts outstanding under the credit facilities are immediately due and payable and effectively waived the default rate of interest. The new forbearance agreements precluded the Company from making interest payments on its senior notes and its senior subordinated notes. Under the terms of the new forbearance agreements, the Company committed to make aggregate monthly principal payments of $2.5 million. In addition, the agreements provided that a portion of the proceeds from the sale of any of the Company's oil and gas properties would be dedicated to the payment of principal under the credit facilities. The new forbearance agreements expired on March 2, 2000. Since the Commencement Date, the Company has been operating under a cash collateral agreement with its bank lenders. The agreement provides, among other things, that the Company make monthly principal payments of $2.5 million and that the bank lenders have the right to review and approve the Company's projected use of cash during the bankruptcy proceedings. From the time that the original forbearance agreements were entered into through September 30, 2000, the Company has made principal payments, pursuant to the forbearance agreements and the cash collateral agreement, of $65.6 million to its banks, reducing the outstanding loans from $150 million to $84.4 million.

           As a result of the payment default under the bank loans and the interest payment default on the notes, the holders of the requisite percentage of the Company's senior notes and senior subordinated notes and the indenture trustees of the senior notes and the senior subordinated notes had the right to declare the principal amount of the notes immediately due and payable. On December 28, 1999, holders of the senior notes alleging to hold the requisite percentage of senior notes provided notice of acceleration of maturity and declared the principal and interest of the senior notes to be immediately due and payable. At September 30, 2000, accrued interest on the senior notes and senior subordinated notes was $38.8 million and the contractual interest payable was $47.1 million. The outstanding principal amount of the senior subordinated notes is $125 million and the outstanding principal amount of the senior notes is $150 million.

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

           The Company took numerous steps to improve its financial situation. Among other things, the Company reduced its workforce by over 30% during the two-year period ended December 31, 1999, closed its New Jersey corporate office and froze senior management salaries for 1999. Expense reduction initiatives reduced lease operating expenses and general and administrative expenses by 23% for the nine months ended September 30, 2000 compared to the same period in 1998 and by 13% compared to the same period in 1999. Planned capital investments were reduced in 1999, especially VPP expenditures, and a property divestiture program was implemented whereby the Company sold non-core properties and raised net proceeds of approximately $27.7 million to reduce outstanding bank debt. During the third quarter of 2000, the Company increased its drilling program to capitalize on the dramatic increases in natural gas and oil prices and the Company's available drilling opportunities. While the reduced capital investment in the VPP program has meant a decline in VPP production, those initiatives have enabled the Company to reduce debt while increasing working interest production through its drilling program.

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

           On April 20, 2000, the Company reported that CSFB had exercised its right to terminate the Restructuring Agreement because a joint plan of reorganization was not confirmed by the date specified in the agreement. On April 28, 2000, the Bankruptcy Court ruled that the Company's proposed second amended Plan impaired the senior noteholders. The Company maintains that the senior noteholders were unimpaired pursuant to the second amended Plan and filed a notice of appeal regarding the Bankruptcy Court's ruling. The appeal is currently pending.

           On May 4, 2000, the Bankruptcy Court terminated the time period under which the Company had the exclusive right to propose a plan of reorganization. On June 13, 2000, the Committee and CSFB filed a disclosure statement with respect to their proposed joint plan of reorganization. On June 30, 2000, the Company filed its fourth amended disclosure statement and third amended Plan.

           On October 25, 2000, the Bankruptcy Court judge entered orders approving the disclosure statements describing the Company's Plan and the Committee / CSFB plan. Beginning on November 3, 2000, the Company's disclosure statement and the Committee / CSFB disclosure statement, along with ballots, voting instructions and preference forms were mailed to impaired creditors and shareholders. The Bankruptcy Court has scheduled January 30, 2001 for the commencement of the Confirmation Hearing on both plans. The Bankruptcy Court shall also consider confirmation of any plan filed by a party in interest on or before December 15, 2000 that provides for each class of claims or interests to be unimpaired under section 1124 of the Bankruptcy Code (thereby not requiring the solicitation of votes to accept or reject such plan from any class of claims or interests). If any such plan is filed, notice of filing and the deadline for objections to confirmation will be served on the parties entitled to such notice.

           Since the second quarter of 1999, the Company has been funding its capital investment program with internally generated cash flow and a portion of the proceeds from asset sales while at the same time reducing its bank debt by $65.6 million in accordance with the forbearance agreements and cash collateral agreement. The Company intends to fund its short-term capital investment program in the same way pending the outcome of the bankruptcy proceedings. The Company has increased its cash balances from $10.6 million at December 31, 1999 to $26.3 million at September 30, 2000.

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


Cash flow from operating activities

       Net income adjusted for non-cash charges and reorganization items for the nine months ended September 30, 2000 increased 82% to $80.2 million compared to $44.1 million during the same period in 1999. The increase reflects higher average realized natural gas and oil prices, lower lease operating and general and administrative expenses, and lower interest expense. Net cash provided by operating activities before reorganization items increased 114% to $96.6 million during the current year nine-month period, compared to $45.1 million for the nine months ended September 30, 1999. The net increase in accounts payable and accrued liabilities, inclusive of accrued interest, during the current year nine-month period was primarily due to accrued interest on the senior notes and accrued restructuring costs. The remainder of changes in working capital in 2000 and 1999 was largely related to the timing of cash receipts and payments.

Investing activities
           Capital expenditures for the nine months ended September 30, 2000 were $53.2 million of which $30.0 million was for development activities (including $3.8 for a production processing plant), $15.9 million for lease acquisitions, seismic surveys and exploratory drilling, $7.1 million for the acquisition of proved reserves and $0.2 million for other assets.

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

           These hedging arrangements have the effect of fixing for specified periods the prices the Company will receive for the volumes to which the hedge relates. As a result, while these hedging arrangements are structured to reduce the Company's exposure to decreases in the price associated with the underlying commodity, they also limit the benefit the Company might otherwise receive from any price increases associated with the hedged commodity. In accordance with
Item 305 of Regulation S-K, the Company has elected the tabular method to disclose market-risk related to derivative financial instruments as well as other financial instruments.

           The following table sets forth the Company's natural gas hedged position at September 30, 2000.

                                                                                   Collars (prices per MMBtu)
                                                                                ---------------------------------
                                              Swaps                                Floors from $2.70 to $3.53
                  -----------------------------------------------------------
                        @ $2.055 per MMBtu            @ $5.04 per MMBtu            Ceilings from $4.00 to $5.50
                  ----------------------------     --------------------------   ---------------------------------
                                   Unrealized                      Unrealized                        Unrealized
                     Volume            Loss           Volume       Gain(Loss)          Volume            Loss
                      MMBtu        ($000's)            MMBtu        ($000's)            MMBtu        ($000's)

       2000         870,000          (2,786)          90,000             (20)       3,000,000          (2,481)
       2001       3,000,000          (7,678)          90,000               2        3,000,000          (1,774)
       2002       2,520,000          (5,161)               -               -                -               -
       2003       2,040,000          (3,396)               -               -                -               -
Thereafter        2,800,000          (4,176)               -               -                -               -




The Company accounts for oil and natural gas futures contracts and commodity price swaps in accordance with FASB Statement No. 80 "Accounting for Futures Contracts". The Company will adopt SFAS No. 133, as amended, effective January 1, 2001. See Note 9 to Condensed Consolidated Financial Statements.

           The Company uses fixed and variable rate long-term debt to finance the Company's capital spending program. These debt arrangements expose the Company to market risk related to changes in interest rates. During the nine months ended September 30, 2000, the Company's weighted average contractual interest rate on its fixed rate debt of $275 million was 10%. The weighted average interest rate on its variable rate debt of $84.4 million was 9.3%. The Company's bank debt has been classified as short-term as a result of defaults under its debt agreements. The Company's senior notes and senior subordinated notes have been classified as liabilities subject to compromise as a result of the Chapter 11 proceedings.

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

           On June 27, 2000, the Fifth Circuit Court of Appeals at Dallas, Texas affirmed the trial court's judgment in favor of the Company in the Jesus Yzaguirre Suit. The royalty owners did not move for a rehearing but on August 10, 2000, they applied to the Texas Supreme Court for review. On October 26, 2000, the Texas Supreme Court denied the royalty owners' petition for review. The royalty owners filed a motion for a rehearing on November 10, 2000.

           The Company has filed a counterclaim against MidAmerican and a cross-action against Kerr-McGee in the litigation among Kerr-McGee L.P., InterCoast, MidAmerican and the Company which is described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The counterclaim and cross-action seek a declaratory judgment that the Company is entitled to indemnity from such parties under agreements with such parties described in the Company's 10-K. Discovery in the litigation is proceeding and trial has been set for May 14, 2001.

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

Item 6.    Exhibits and Reports on Form 8-K.

           (a)   Exhibits:

                     Exhibit 27 - Financial Data Schedule.

                     Exhibit 99 (i) - Fourth Amended Disclosure Statement For Debtors' Third Amended Joint Plan of Reorganization Under Chapter 11 Of The Bankruptcy Code.

                     Exhibit 99 (ii) - Second Amended Disclosure Statement For Second Amended Joint Plan Of Reorganization Under Chapter 11 of the Bankruptcy Code Proposed By The Official Committee Of Unsecured Creditors And Credit Suisse First Boston Corporation.

           (b) Reports on Form 8-K. There were no reports on Form 8-K iled during the three months ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                KCS ENERGY, INC.



      November 10, 2000                    /S/  FREDERICK DWYER
                                           --------------------
                                                Frederick Dwyer
                                                Vice President, Controller
                                                  and Secretary