Form 10-Q
period 2001-03-31
KCS ENERGY INC
filed 2001-05-15
CIK 832820

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------

Commission file number 1-11698

                                KCS ENERGY, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

               Delaware                                      22-2889587
-------------------------------------------------------------------------------
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)

     5555 San Felipe Road, Houston, TX                         77056
-------------------------------------------------------------------------------
  (Address of principal executive offices)                   (Zip Code)

                                 (713) 877-8006
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

          Common Stock, $0.01 par value: 29,408,810 shares outstanding as of May 1, 2001.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

                                                                        Three Months Ended
                                                                              March 31,
(Amounts in thousands except                                          -----------------------
per share data)             Unaudited                                   2001            2000
                                                                      --------       --------
Oil and gas revenue                                                   $ 74,476       $ 36,243
Other revenue, net                                                      16,036            440
                                                                      --------       --------
Total revenue                                                           90,512         36,683
                                                                      --------       --------
Operating costs and expenses
     Lease operating expenses                                            9,223          6,522
     Production taxes                                                    3,064          1,209
     General and administrative expenses                                 2,753          2,094
     Depreciation, depletion and amortization                           13,572         12,622
                                                                      --------       --------
Total operating costs and expenses                                      28,612         22,447
                                                                      --------       --------
Operating income                                                        61,900         14,236
                                                                      --------       --------
Interest and other income, net                                             389             --
Interest expense (contractual interest for the three months
     ended March 31, 2000 was $9,217)                                   (7,325)        (6,785)
                                                                      --------       --------
Income before reorganization items and income taxes                     54,964          7,451
                                                                      --------       --------
Reorganization items
     Write-off of deferred debt issuance costs related to
          senior notes and senior subordinated notes                        --         (6,132)
     Financial restructuring costs                                      (2,639)        (2,065)
     Interest income                                                       227             99
                                                                      --------       --------
Total reorganization items                                              (2,412)        (8,098)
                                                                      --------       --------
Income (loss) before income taxes                                       52,552           (647)
Federal and state income taxes                                              --             --
                                                                      --------       --------
Income (loss) before accounting change                                  52,552           (647)
Cumulative effect of accounting change, net of tax                     (28,451)            --
                                                                      --------       --------
Net income (loss)                                                       24,101           (647)
Preferred stock dividends                                                 (163)            --
                                                                      --------       --------
Income (loss) available to common stockholders                        $ 23,938       $   (647)
                                                                      ========       ========

Basic earnings (loss) per share of common stock:
   Income (loss) before cumulative effect of accounting change            1.77       $  (0.02)
   Cumulative effect of accounting change                                (0.96)            --
                                                                      --------       --------
     Net income (loss)                                                $   0.81       $  (0.02)
                                                                      ========       ========
Diluted earnings (loss) per share of common stock
   Income (loss) before cumulative effect of accounting change            1.55       $  (0.02)
   Cumulative effect of accounting change                                (0.84)            --
                                                                      --------       --------
     Net income (loss)                                                $   0.71       $  (0.02)
                                                                      ========       ========
Average shares outstanding for computation of earnings per share
Basic                                                                   29,549         29,267
Diluted                                                                 33,957         29,267
                                                                      ========       ========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                       KCS ENERGY, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands                                                  March 31,        December 31,
   except for per share data)       Unaudited                            2001              2000
                                                                     ------------       ------------
Assets
Current assets
      Cash and cash equivalents                                      $     44,665       $     39,994
      Trade accounts receivable                                            32,142             45,954
      Other current assets                                                  6,267              5,697
                                                                     ------------       ------------
           Current assets                                                  83,074             91,645
                                                                     ------------       ------------
Oil and gas properties, full cost method, net                             246,404            245,169
Other property, plant and equipment, net                                    9,918              9,731
                                                                     ------------       ------------
           Property, plant and equipment, net                             256,322            254,900
                                                                     ------------       ------------
Deferred charges and other assets                                             828                790
Deferred taxes                                                             15,546                 --
                                                                     ------------       ------------
                                                                     $    355,770       $    347,335
                                                                     ============       ============
Liabilities and stockholders' equity
Current liabilities
      Accounts payable                                               $     17,449       $     22,974
      Accrued interest on public debt                                       4,122                 --
      Other accrued liabilities                                            21,267             19,441
      Short-term debt                                                          --             76,705
                                                                     ------------       ------------
           Current liabilities                                             42,838            119,120
Deferred credits and other liabilities
      Deferred revenue                                                    162,432                 --
      Other                                                                 1,061              1,359
                                                                     ------------       ------------
           Deferred credits and other liabilities                         163,493              1,359
                                                                     ------------       ------------
Liabilities subject to compromise
      Senior notes                                                             --            150,000
      Senior subordinate notes                                                 --            125,000
      Accrued interest on public debt                                          --             58,198
      Pre-petition accounts payable                                            --              1,978
                                                                     ------------       ------------
           Liabilities subject to compromise                                   --            335,176
                                                                     ------------       ------------
Long-term debt
      Senior notes                                                         79,800                 --
      Senior subordinated notes                                           125,000                 --
                                                                     ------------       ------------
           Long-term debt                                                 204,800                 --
                                                                     ------------       ------------
Convertible preferred stock                                                30,163                 --
                                                                     ------------       ------------
Common Stockholders' (deficit) equity
      Common stock, par value $0.01 per share
           authorized 50,000,000 shares, issued 31,575,906
           and 31,433,006, respectively                                       320                314
      Additional paid-in capital                                          143,853            145,098
      Retained (deficit) earnings                                        (225,053)          (248,991)
      Accumulated other comprehensive income                                   97                 --
      Less treasury stock, 2,167,096 shares, at cost                       (4,741)            (4,741)
                                                                     ------------       ------------
           Total common stockholders' (deficit) equity                    (85,524)          (108,320)
                                                                     ------------       ------------
Total liabilities and stockholders' equity                           $    355,770       $    347,335
                                                                     ============       ============


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                       KCS ENERGY, INC. AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                              Three Months Ended
                                                                                   March 31,
                                                                            -------------------------
(Dollars in thousands)                  Unaudited                             2001            2000
---------------------------------------------------------                   ---------       ---------
Cash flows from operating activities
      Net income (loss)                                                     $  24,101       $    (647)
      Adjustments to reconcile net income (loss )
        to cash provided by operating activities:
         Cumulative effect of accounting change, net of tax                    28,451              --
         Depreciation, depletion and amortization                              13,572          12,622
         Amortization of deferred revenue                                     (12,935)             --
         Non-cash gains on derivative instruments                              (7,694)             --
         Realized losses on derivative instruments                             (8,104)             --
         Other non-cash charges and credits, net                                  134             539
         Reorganization items                                                   2,412           8,098
                                                                            ---------       ---------
                                                                               39,937          20,612
         Proceeds from Enron Production Payment, net                          175,367              --
         Realized losses on derivative instruments terminated in
            connection with Plan of reorganization                            (27,995)             --
         Change in trade accounts receivable                                   13,812          (1,358)
         Change in accounts payable and accrued liabilities                    (5,676)          6,063
         Change in accrued interest payable                                   (54,132)             --
         Other, net                                                              (902)          1,346
                                                                            ---------       ---------
Net cash provided by operating activities
         before reorganization items                                          140,411          26,663
Reorganization items (excluding non-cash write-off
   of deferred debt issuance costs in 2000)                                    (2,412)         (1,966)
                                                                            ---------       ---------
Net cash provided by operating activities                                     137,999          24,697

Cash flows from investing activities:
      Investment in oil and gas properties                                    (14,422)        (12,563)
      Other capital expenditures, net                                            (572)           (140)
                                                                            ---------       ---------
Net cash used in investing activities                                         (14,994)        (12,703)
                                                                            ---------       ---------
Cash flows used in financing activities:
      Repayments of debt                                                     (146,905)         (7,500)
      Issuance of convertible preferred stock, net                             28,512              --
      Deferred financing costs & other                                             59          (1,306)
                                                                            ---------       ---------
Net cash used in financing activities                                        (118,334)         (8,806)
                                                                            ---------       ---------
Net increase in cash and cash equivalents                                       4,671           3,188
Cash and cash equivalents at beginning of period                               39,994          10,584
                                                                            ---------       ---------
Cash and cash equivalents at end of period                                  $  44,665       $  13,772
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

     Under the terms of the Plan the Company: 1) secured a new exit facility in the form of a volumetric production payment ("Enron Production Payment") whereby it sold approximately 43.1 Bcfe (38.3 Bcf of gas and 797,000 barrels of oil) of proved reserves to be delivered in accordance with an agreed schedule over a five year period for net proceeds of approximately $176 million and repaid all amounts outstanding under its existing bank credit facilities, 2) sold $30.0 million of convertible preferred stock, 3) paid to the holders of the Company's 11% Senior Notes, on a pro rata basis, cash equal to the sum of (a) $60.0 million plus the amount of past due accrued and unpaid interest of $15.1 million on $60.0 million of the Senior Notes as of the effective date, compounded semi-annually at 11% per annum and (b) the amount of past due accrued and unpaid interest of $21.5 million on $90.0 million of the Senior Notes as of January 15, 2001, compounded semi-annually at 11% per annum, 4) paid to the holders of the Company's 8 7/8% Senior Subordinated Notes, cash in the amount of past due accrued and unpaid interest of $23.7 million as of January 15, 2001, compounded semi-annually at 8 7/8% per annum, 5) renewed the remaining outstanding $90.0 million principal amount of Senior Notes and $125.0 million principal amount of Senior Subordinated Notes under amended indentures governing the Senior Notes and Senior Subordinated Notes, but without a change in interest rates, and 6) paid pre-petition trade creditors in full. Shareholders retained 100% of their common stock, subject to dilution from conversion of the new convertible preferred stock.

3. Deferred Revenue
     Pursuant to the Enron Production Payment discussed in Note 2, the Company recorded the net proceeds of approximately $176 million as deferred revenue on the balance sheet. Deliveries under the Enron Production Payment are recorded as oil and gas sales revenue with a corresponding reduction of deferred revenue at the effective average discounted price per Mcf of natural gas and per barrel of oil received at closing. For the months of February and March 2001, the Company delivered 3,242 MMcfe and recorded $12.9 million of oil and gas revenue in connection with the Enron Production Payment.

4. Debt Reduction
     In addition to the debt reduction pursuant to the Plan as outlined in Note 2 above, the Company redeemed an additional $10.2 million of the Senior Notes in March 2001. As of March 31, 2001, the Company's long-term debt consisted of $79.8 million of 11% Senior Notes due January 15, 2003 and $125 million of
8 7/8% Senior Subordinated Notes due January 15, 2006.

5. Accounting and Reporting Requirements During Bankruptcy
     During 2000 and until the Plan was effective, the Company conducted its business and reported its results of operations and financial position as a debtor-in-possession pursuant to AICPA Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). In connection therewith, the Company reported all liabilities which it deemed subject to compromise at amounts reasonably expected to be paid.

     6. Derivative Instruments
     Oil and gas prices are historically volatile. The Company manages the risk associated with the price fluctuations affecting it, by entering in to derivative contracts effectively fixing the price of certain sales volumes for certain time periods. The Company has entered and may continue to enter into derivative contracts to manage this price risk.

     Effective January 1, 2001, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, establishes accounting and disclosure standards requiring that all derivative instruments be recorded in the balance sheet as an asset or liability, measured at fair value. SFAS No. 133 requires that changes in a derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. At January 1, 2001, the Company's derivative instruments included swaps and collars to manage price risk associated with the production of natural gas.

     Upon adoption of SFAS No. 133, the Company elected not to designate its existing derivative instruments as hedges. Accordingly, the Company recorded a liability of $43.8 million representing the fair market value of its derivative instruments on that date and an after-tax loss from the cumulative effect of a change in accounting principle of $28.5 million. In February 2001, the Company terminated certain derivative instruments in connection with its emergence from bankruptcy for a cash payment of $28.0 million which was offset against the accrued liability recorded in connection with the implementation of SFAS No.
133. During the quarter ended March 31, 2001, as a result of market price decreases, the ultimate cost to settle derivative instruments in place at January 1, 2001 was reduced by $7.7 million. This non-cash gain was recorded in other revenue during the quarter. The actual cost to settle derivatives was $8.1 million. At March 31, 2001 the Company had entered into contracts for derivative instruments, designated as cash flow hedges, covering 600,000 MMBtu with a floor price of $4.50 per MMBtu and a ceiling price of $7.90 per MMBtu which resulted in recording other current assets of $0.1 million and $0.1 million of accumulated other comprehensive income representing the effective portion of unrealized hedge gains under the SFAS No. 133. In addition, the company had entered into derivative contracts covering 1,000,000 MMBtu with a floor price of $4.50 per MMBtu and ceilings ranging from $6.23 to $7.26 per MMBtu that were not designated as hedges.

7. New York Stock Exchange Listing

In October 1999, the Company reported that it did not meet the current New York Stock Exchange ("NYSE") continued listing standards. These standards require a minimum share price of $1.00, a minimum market capitalization of $50 million and minimum book equity of $50 million. The Company had been trading pursuant to an approved business plan to return to compliance within a prescribed time frame. The NYSE has determined to forbear from initiating any formal removal action in view of the fact that the Company's stock price is now above $1.00 and the Company has successfully met one half of the conjunction test requiring that the Company return to $50 million each in stockholders' equity and market capitalization, as defined, and has made substantial progress on meeting the other component of the test. The Company's market capitalization at May 14, 2001 was approximately $242 million, excluding $30 million of convertible preferred stock.

8. Supplemental cash flow information
     The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. Interest payments were $61.5 million and $2.3 million for the three months ended March 31, 2001 and March 31, 2000, respectively. Interest payments in the current year period were made primarily in connection with the Plan (see Note 2). No income tax payments were made during the three months ended March 31, 2001 and the three months ended March 31, 2000.

9. Earnings Per Share
     The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations for income before the cumulative effect of accounting change for the three months ended March 31, 2001:



                                                                      2001
                                              ----------------------------------------------------
                                                 Income              Shares            Per Share
                                               (Numerator)        (Denominator)         Amount
                                              -------------       -------------      -------------
Income before cumulative
   effect of accounting change                $      52,552
Less: preferred stock dividends                        (163)
                                              -------------       -------------      -------------
Income available to
   common stockholders                               52,389              29,549*     $        1.77

Effect of dilutive securities:
   Preferred stock conversion                                             4,333
   Preferred stock dividends                            163                  27
   Stock options                                                             48
                                              -------------       -------------      -------------
   Income available to common
     stockholders assuming dilution           $      52,552              33,957               1.55
                                              =============       =============      =============



* Includes the effect of 487,512 shares of restricted stock granted on February 20, 2001 but not formally issued as of March 31, 2001.

     For the three months ended March 31, 2000, basic earnings per share were computed by dividing net loss by the average number of common shares outstanding during the period. There were no reconciling items between basic and diluted earnings per share for that period.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General
         On January 30, 2001, the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") confirmed the KCS Energy, Inc. Plan of Reorganization ("the Plan") under Chapter 11 of Title 11 of the United States Bankruptcy Code after the Company's creditors and stockholders voted to approve the Plan. On February 20, 2001, the Company completed the necessary steps for the Plan to go effective and emerged from bankruptcy having reduced its debt from a peak of $425.0 million in early 1999 to $215.0 million and having cash on hand in excess of $30 million. See Note 2 to Condensed Consolidated Financial Statements for the key terms of the Plan.
          Prices for oil and natural gas are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of other factors that are beyond the Company's control. These factors include political conditions in the Middle East and elsewhere, domestic and foreign supply of oil and natural gas, the level of consumer demand, weather conditions and overall economic conditions.

Results of Operations
         Income before reorganization items for the three months ended March 31, 2001 was $55.0 million compared to $7.5 million for the same period in 2000. This increase was attributable to higher natural gas prices, increased working interest production and higher other revenue, partially offset by lower production from the Company's volumetric production payment ("VPP") program and higher operating expenses. Reorganization items for the three months ended March 31, 2001 were $2.4 million compared to $8.1 million for the same period last year. The cumulative effect of an accounting change, net of tax, associated with the adoption of SFAS No. 133 on January 1, 2001 was a $28.5 million expense. Net income for the three months ended March 31, 2001 was $24.1 million compared to a net loss of $0.6 million for the same period a year ago.

                                                                  Three Months Ended
                                                                       March 31,
                                                                 ---------------------
                                                                 2001 (a)        2000
                                                                 --------      -------
Production:
      Gas (MMcf)                                                    9,548       10,733
      Oil (Mbbl)                                                      331          333
      Liquids (Mbbl)                                                   83           35

      Summary (Mmcfe):
         Working interest                                          10,869        9,452
         VPP                                                        1,161        3,496
                                                                  -------      -------
                   Total                                           12,030       12,948

Average Price:
      Gas (per Mcf)                                               $  6.83      $  2.53
      Oil (per bbl)                                                 23.54        25.84
      Liquids (per bbl)                                             17.83        15.17
      Total (per Mcfe)                                               6.19         2.80

Revenue:
      Gas                                                         $65,212      $27,108
      Oil                                                           7,786        8,604
      Liquids                                                       1,478          531
                                                                  -------      -------
      Total                                                       $74,476      $36,243
                                                                  =======      =======

(a) Includes 3,242 MMcfe dedicated to the Enron Production Payment. See Notes 2 and 3 to Condensed Consolidated Financial Statements.

Gas revenue
         For the three months ended March 31, 2001, gas revenue increased $38.8 million to $65.2 million due to a 170% increase in average realized gas prices and a 15% increase in working interest production, partially offset by a 67% decrease in production from the VPP program. The decrease in VPP production in 2001 was primarily attributable to the expiration of certain VPPs and limited investment in this program since 1999.

Oil and liquids revenue
         Oil and liquids revenue was $9.3 million for the three months ended March 31, 2001 compared to $9.1 million for the same period in 2000 as increased liquids production more than offset the effect of lower average realized oil prices.

Other revenue
         For the three months ended March 31, 2001, other revenue was $16.0 million. Of this, $7.0 million was from the sale of emission reduction credits, $7.7 million was from non-cash gains on derivative instruments that were not designated as oil and gas hedges when the Company adopted SFAS No. 133 (see Note 6 to Condensed Consolidated Financial Statements), and the remainder was primarily attributable to marketing and transportation revenue.

Lease operating expenses
          Lease operating expenses were $9.2 million for the three months ended March 31, 2001 compared to $6.5 million for the same period last year. The 2001 period reflects start-up costs associated with the Hartland gas processing plant in Michigan, higher advalorem taxes, higher working interest production and an increased level of workovers of oil and gas wells in order to maximize production during this period of high oil and gas prices.

Production taxes
          Production taxes, which are generally based on a percentage of revenue (excluding VPP revenue) were $3.1 million during the first quarter of 2001 compared to $1.2 million for the same period a year ago due to higher non-VPP oil and gas revenue.

General and administrative expenses
          For the three-month period ended March 31, 2001, general and administrative expenses increased $0.7 million to $2.8 million compared to the same period in 2000 largely due to the employee retention bonus program that was put in place in October 2000 in order for the Company to retain its employees during the reorganization process. The 2001 period also reflects salary increases and expense associated with restricted stock grants to employees.

Depreciation, depletion and amortization
          The Company provides for depreciation, depletion and amortization ("DD&A") on its oil and gas properties using the future gross revenue method based on recoverable reserves valued at current prices. For the three months ended March 31, 2001, DD&A increased $0.9 million to $13.6 million due to higher oil and gas revenue partially offset by a lower DD&A rate.

Interest expense
          Interest expense for the three months ended March 31, 2001 was $7.3 million compared to reported interest expense of $6.8 million for the same period a year ago. The 2000 period excluded $2.8 million of interest expense associated with the Company's senior subordinated notes in accordance with SOP 90-7. See Note 5 to Condensed Consolidated Financial Statements.

Reorganization items
          For the three months ended March 31, 2001, the Company recorded $2.4 million of reorganization items, primarily for legal and financial advisory services in connection with the Chapter 11 proceedings. For the three months ended March 31, 2000, reorganization items were $8.1 million, $6.1 million of which was a non-cash write-off of deferred debt issuance costs associated with the Company's Senior Notes and Senior Subordinated Notes in accordance with SOP 90-7 and the remainder was primarily for legal and financial advisory services.

Liquidity and Capital Resources

          The Company's liquidity and financial condition have improved significantly in the past year. Year 2000 earnings were a record $41.5 million and cash flow from operating activities (before reorganization items) was $137.3 million. In addition, the Company funded a $69.1 million capital investment program while significantly reducing debt and increasing cash balances. Following confirmation of the Company's Plan of reorganization on January 30, 2001, KCS emerged from Chapter 11 on February 20, 2001 having reduced its outstanding debt balances from a peak of $425 million in early 1999 to $215 million and reduced it further to $204.8 million by March 31, 2001.

          For the first quarter of 2001, the Company reported record quarterly earnings of $24.1 million, increased its cash balances to $44.7 million as of March 31, 2001 and reduced its outstanding debt an additional $10.2 million beyond that required by the plan of reorganization.

Cash flow from operating activities
         Net income adjusted for non-cash charges and reorganization items for the three months ended March 31, 2001 was $39.9 million compared to $20.6 million last year primarily due to the effect of higher realized natural gas prices, partially offset by amortization of deferred revenue associated with the Enron Production Payment. Net cash provided by operating activities before reorganization items for the first three months of 2001 was $140.4 million compared to $26.7 million for the same period a year ago. In addition to the items noted above, the current year period also reflects the net proceeds of $175.6 million from the Enron Production Payment, the payment of $61.5 million of interest and the $28 million cost of terminating certain derivative instruments in connection with the emergence from Chapter 11. The decrease in trade accounts receivable is mainly the result of the Enron Production Payment. The decrease in accounts payable and accrued liabilities is due to the payment of reorganization costs and to the timing of cash receipts and cash disbursements.

Investing activities
         Capital expenditures for the three months ended March 31, 2001 were $15.0 million of which $12.7 million was for development activities, $1.7 million for lease acquisitions, seismic surveys and exploratory drilling, and $0.6 million for other assets.
         Capital expenditures for 2001 are currently budgeted at $80.0 million. The Company believes that its cash flow from operations should be sufficient to meet its short-term operating requirements and that it has sufficient resources available to support its business and long-term growth strategies.

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

                             MARKET RISK DISCLOSURE

         The Company has entered and may continue to enter into swaps, futures contracts and options to manage the price risk associated with the production of natural gas and oil.
         These derivatives have the effect of fixing for specified periods the prices the Company will receive for the volumes to which the derivative relates. As a result, while these derivatives are structured to reduce the Company's exposure to decreases in the price associated with the underlying commodity, they also limit the benefit the Company might otherwise have received from any price increases associated with the commodity. In accordance with Item 305 of Regulation S-K, the Company has elected the tabular method to disclose market-risk related to derivative financial instruments as well as other financial instruments.

         The following table sets forth the Company's derivative position at March 31, 2001.




                                                            Collars (prices per MMBtu)
                                Swaps                 ----------------------------------
                   -----------------------------                    Floors $4.50
                         @ $5.04 per MMBtu                 Ceilings from $6.23 to $7.90
                   -----------------------------      ----------------------------------
                                    Unrealized                                Unrealized
                       Volume       Gain(Loss)                Volume          Gain(Loss)
                        MMBtu        ($000's)                 MMBtu            ($000's)
2001
   2nd Qtr.            90,000            (11)                 1,000,000              --
   3rd Qtr.            90,000             (8)                   600,000              --
   4th Qtr.                --             --                         --              --
                   -----------------------------      ----------------------------------
      Total           180,000            (19)                 1,600,000              --

2002                       --             --                         --              --
2003                       --             --                         --              --
2004                       --             --                         --              --
2005                       --             --                         --              --




The Company accounts for oil and natural gas futures contracts and commodity price swaps in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities".

         Prior to the implementation of the Plan on February 20, 2001, the Company used fixed and variable rate long-term debt to finance the Company's capital spending program. See Note 2 to Condensed Consolidated Financial Statements. These debt arrangements exposed the Company to market risk related to changes in interest rates. During the first quarter of 2001, the Company's weighted average contractual interest rate on its weighed average fixed rate debt of $246 million was 9.9%. The weighted average interest rate on its weighed average variable rate debt of $42.1 million was 9.3%.

                          KCS ENERGY, INC. - FORM 10-Q
                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
        Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Item 2. Changes in Securities and Use of Proceeds.
        On February 20, 2001, KCS sold 30,000 shares of Series A Convertible Preferred Stock, $.01 par value ("Preferred Stock"), at a purchase price of $1,000 per share. The Preferred Stock was sold through a private placement by Sanders Morris Harris Inc., the placement agent (the "Placement Agent"). The Preferred Stock was offered and sold to accredited investors pursuant to Regulation D under the Securities Act of 1933. The Placement Agent received (a) a fee equal to 4.5% of the gross proceeds to the Company and (b) warrants to purchase 400,000 shares of KCS common stock at a price of $4.00 per share. The Preferred Stock is convertible into common stock of the Company at $3.00 per share of common stock. Each share of the Preferred Stock is convertible into the number of shares of common stock of the Company as is determined by dividing $1,000 (the stated value) by the conversion price ($3.00 per share subject to Anti-Dilution Adjustments).


Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits:

               None.

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

                                             KCS ENERGY, INC.



May 12, 2001                                 /S/  FREDERICK DWYER
                                             ----------------------------------
                                                  Frederick Dwyer
                                                   Vice President, Controller
                                                      and Secretary