Form 10-Q
period 2001-06-30
KCS ENERGY INC
filed 2001-08-14
CIK 832820

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

         Common Stock, $0.01 par value: 31,712,453 shares outstanding as of July 31, 2001.

                       KCS ENERGY, INC. AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

                                                    Three Months Ended            Six Months Ended
                                                         June 30,                      June 30,
(Amounts in thousands except                       ---------------------       ----------------------
per share data)                   Unaudited         2001          2000           2001          2000
-------------------------------------------        -------       -------       --------       -------
Oil and gas revenue                                $50,588       $44,240       $125,064       $80,483
Other revenue, net                                     477         1,148         16,513         1,588
-----------------------------------------------------------------------------------------------------
Total revenue                                       51,065        45,388        141,577        82,071
-----------------------------------------------------------------------------------------------------
Operating costs and expenses
    Lease operating expenses                         7,730         7,078         16,953        13,600
    Production taxes                                 2,002         1,537          5,066         2,746
    General and administrative expenses              2,458         1,722          5,211         3,816
    Depreciation, depletion and amortization        13,907        12,534         27,479        25,156
-----------------------------------------------------------------------------------------------------
Total operating costs and expenses                  26,097        22,871         54,709        45,318
-----------------------------------------------------------------------------------------------------
Operating income                                    24,968        22,517         86,868        36,753
-----------------------------------------------------------------------------------------------------
Interest and other income, net                         629           352          1,018           352
Interest expense (contractual interest was
  $9,132 and $18,350 for the three and six
  months ended June 30, 2000, respectively)         (4,871)       (6,769)       (12,196)      (13,554)
-----------------------------------------------------------------------------------------------------
Income before reorganization items
  and income taxes                                  20,726        16,100         75,690        23,551
-----------------------------------------------------------------------------------------------------
Reorganization items
    Write-off of deferred debt issue costs
      related to senior notes and senior
      subordinated notes                                --            --             --        (6,132)
    Financial restructuring costs                     (180)       (1,431)        (2,819)       (3,496)
    Interest income                                     --           168            227           267
-----------------------------------------------------------------------------------------------------
Total reorganization items                            (180)       (1,263)        (2,592)       (9,361)
-----------------------------------------------------------------------------------------------------
Income before income taxes                          20,546        14,837         73,098        14,190
Federal and state income taxes                          --            --             --            --
-----------------------------------------------------------------------------------------------------
Income before accounting change                     20,546        14,837         73,098        14,190
Cumulative effect of accounting change net              --            --        (28,451)
-----------------------------------------------------------------------------------------------------
Net income                                          20,546        14,837         44,647        14,190
Preferred stock dividends                             (330)           --           (493)           --
-----------------------------------------------------------------------------------------------------
Income available to common stockholders            $20,216       $14,837       $ 44,154       $14,190
=====================================================================================================
Basic earnings per share
  of common stock:
    Income before accounting change                $  0.68       $  0.51       $   2.44       $  0.48
    Cumulative effect of accounting change              --            --          (0.96)           --
-----------------------------------------------------------------------------------------------------
      Net income                                   $  0.68       $  0.51       $   1.49       $  0.48
=====================================================================================================
Diluted earnings per share
  of common stock:
    Income before accounting change                $  0.51       $  0.51       $   1.97       $  0.48
    Cumulative effect of accounting change              --            --          (0.77)           --
-----------------------------------------------------------------------------------------------------
      Net income                                   $  0.51       $  0.51       $   1.20       $  0.48
=====================================================================================================
Weighted average shares outstanding for
  computation of earnings per share
Basic                                               29,910        29,266         29,729        29,266
Diluted                                             40,211        29,273         37,147        29,290
=====================================================================================================

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)                Unaudited      June 30, 2001      December 31, 2000
------------------------------------------------------------------------------------------  ---------------------
Assets
------
Current assets
     Cash and cash equivalents                                             $      31,077          $      39,994
     Trade accounts receivable                                                    31,112                 45,954
     Other current assets                                                          9,913                  5,697
-----------------------------------------------------------------------------------------------------------------
          Current assets                                                          72,102                 91,645
-----------------------------------------------------------------------------------------------------------------
Oil and gas properties, full cost method, net                                    271,110                245,169
Other property, plant and equipment, net                                           9,870                  9,731
-----------------------------------------------------------------------------------------------------------------
          Property, plant and equipment, net                                     280,980                254,900
-----------------------------------------------------------------------------------------------------------------
Deferred charges and other assets                                                    866                    790
Deferred taxes                                                                    15,546                     --
-----------------------------------------------------------------------------------------------------------------
                                                                           $     369,494          $     347,335
=================================================================================================================
Liabilities and stockholders' equity
------------------------------------
Current liabilities
     Accounts payable                                                      $      23,247          $      22,974
     Accrued interest on public debt                                               9,090                     --
     Other accrued liabilities                                                    20,393                 19,441
     Short-term debt                                                                  --                 76,705
-----------------------------------------------------------------------------------------------------------------
          Current liabilities                                                     52,730                119,120
-----------------------------------------------------------------------------------------------------------------
Deferred credits and other liabilities
     Deferred revenue                                                            145,122                     --
     Other                                                                           601                  1,359
-----------------------------------------------------------------------------------------------------------------
          Deferred credits and other liabilities                                 145,723                  1,359
-----------------------------------------------------------------------------------------------------------------
Liabilities subject to compromise
     Senior notes                                                                     --                150,000
     Senior subordinated notes                                                        --                125,000
     Accrued interest on public debt                                                  --                 58,198
     Pre-petition accounts payable                                                    --                  1,978
-----------------------------------------------------------------------------------------------------------------
          Liabilities subject to compromise                                           --                335,176
-----------------------------------------------------------------------------------------------------------------
Long-term debt
     Senior notes                                                                 79,800                     --
     Senior subordinated notes                                                   125,000                     --
-----------------------------------------------------------------------------------------------------------------
          Long-term debt                                                         204,800                     --
-----------------------------------------------------------------------------------------------------------------
Convertible preferred stock                                                       26,485                     --
-----------------------------------------------------------------------------------------------------------------
Common stockholders' (deficit) equity
     Common stock, par value $0.01 per share
     authorized 50,000,000 shares
     issued 33,337,885 and 31,433,006, respectively                                  333                    314
     Additional paid-in-capital                                                  148,004                145,098
     Retained (deficit) earnings                                                (204,837)              (248,991)
     Accumulated other comprehensive income                                          997                     --
     Less treasury stock, 2,167,096 shares, at cost                               (4,741)                (4,741)
-----------------------------------------------------------------------------------------------------------------
          Total common stockholders' (deficit) equity                            (60,244)              (108,320)
-----------------------------------------------------------------------------------------------------------------
                                                                           $     369,494          $     347,335
=================================================================================================================

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                         Six Months Ended
                                                                              June 30,
                                                                ---------------------------------
(Dollars in thousands)                         Unaudited             2001                2000
----------------------------------------------------------      --------------      -------------
Cash flows from operating activities:
     Net income                                                  $    44,647         $    14,190
     Adjustments to reconcile net income
       to cash provided by operating activities:
          Cumulative effect of accounting change, net of tax          28,451                  --
          Depreciation, depletion and amortization                    27,479              25,156
          Amortization of deferred revenue                           (30,277)                 --
          Non-cash gains on derivative instruments                    (7,694)                 --
          Realized losses on derivative instruments                   (8,104)                 --
          Other non-cash charges and credits, net                         49               1,097
          Reorganization items                                         2,592               9,361
-------------------------------------------------------------------------------------------------
                                                                      57,143              49,804

          Proceeds from Enron Production Payment, net                175,339                  --
          Realized losses on derivative instruments terminated
            in connection with Plan of reorganization                (27,995)                 --
          Change in trade accounts receivable                         14,842              (6,877)
          Change in accounts payable and accrued liabilities            (753)              6,907
          Change in accrued interest payable                         (49,108)              8,250
          Other, net                                                  (3,908)              2,775
-------------------------------------------------------------------------------------------------
Net cash provided by operating activities
     before reorganization items                                     165,620              60,859
Reorganization items (excluding non-cash write-off
     of deferred debt issue costs in 2000)                            (2,592)             (3,229)
-------------------------------------------------------------------------------------------------
Net cash provided by operating activities                            163,028              57,630

Cash flows from investing activities:
     Investment in oil and gas properties                            (52,530)            (31,278)
     Other capital expenditures, net                                  (1,029)               (158)
-------------------------------------------------------------------------------------------------
Net cash used in investing activities                                (53,559)            (31,436)
-------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Repayments debt                                                (146,905)            (14,813)
     Issuance of convertible preferred stock, net                     28,444                  --
     Deferred financing costs and other                                   75              (1,317)
-------------------------------------------------------------------------------------------------
Net cash used in financing activities                               (118,386)            (16,130)
-------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                  (8,917)             10,064
Cash and cash equivalents at beginning of period                      39,994              10,584
-------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                       $    31,077         $    20,648
=================================================================================================

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

2. Reorganization
         On January 30, 2001, the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") confirmed the KCS Energy, Inc. plan of reorganization ("the Plan") under Chapter 11 of Title 11 of the United States Bankruptcy Code after the Company's creditors and stockholders voted to approve the Plan. On February 20, 2001, the Company completed the necessary steps for the Plan to go effective and emerged from bankruptcy having reduced its debt from a peak of $425.0 million in early 1999 to $215.0 million and having cash on hand in excess of $30 million.
         Under the terms of the Plan the Company: 1) secured a new exit facility in the form of a volumetric production payment ("Enron Production Payment") whereby it sold approximately 43.1 Bcfe (38.3 Bcf of gas and 797,000 barrels of oil) of proved reserves to be delivered in accordance with an agreed schedule over a five year period for net proceeds of approximately $176 million and repaid all amounts outstanding under its existing bank credit facilities, 2) sold $30.0 million of convertible preferred stock, 3) paid to the holders of the Company's 11% Senior Notes, on a pro rata basis, cash equal to the sum of (a) $60.0 million plus the amount of past due accrued and unpaid interest of $15.1 million on $60.0 million of the Senior Notes as of the effective date, compounded semi-annually at 11% per annum and (b) the amount of past due accrued and unpaid interest of $21.5 million on $90.0 million of the Senior Notes as of January 15, 2001, compounded semi-annually at 11% per annum, 4) paid to the holders of the Company's 8 7/8% Senior Subordinated Notes, cash in the amount of past due accrued and unpaid interest of $23.7 million as of January 15, 2001, compounded semi-annually at 8 7/8% per annum, 5) renewed the remaining outstanding $90.0 million principal amount of Senior Notes and $125.0 million principal amount of Senior Subordinated Notes under amended indentures governing the Senior Notes and Senior Subordinated Notes, but without a change in interest rates, and 6) paid pre-petition trade creditors in full. Shareholders retained 100% of their common stock, subject to dilution from conversion of the new convertible preferred stock.
         As a result of conversions of the convertible preferred stock, 1.2 million shares of common stock and 0.6 million shares of common stock were issued as of June 30, 2001 and in July 2001, respectively.

3. Deferred Revenue
         Pursuant to the Enron Production Payment discussed in Note 2, the Company recorded the net proceeds of approximately $176 million as deferred revenue on the balance sheet. Deliveries under the Enron Production Payment are recorded as oil and gas sales revenue with a corresponding reduction of deferred revenue at the effective average discounted price per Mcf of natural gas and per barrel of oil received at closing. For the months of February and March 2001, the Company delivered 3,242 MMcfe and recorded $12.9 million of oil and gas revenue in connection with the Enron Production Payment. For the three months ended June 30, 2001, the Company delivered 4,300 MMcfe and recorded $17.4 million of oil and gas revenue in connection with the Enron Production Payment.

4. Debt Reduction
         In addition to the debt reduction pursuant to the Plan as outlined in
Note 2 above, the Company redeemed an additional $10.2 million of the Senior Notes in March 2001. As of June 30, 2001, the Company's long-term debt consisted of $79.8 million of 11% Senior Notes due January 15, 2003 and $125 million of
8 7/8% Senior Subordinated Notes due January 15, 2006.

5. Accounting and Reporting Requirements During Bankruptcy
         During 2000 and until the Plan was effective, the Company conducted its business and reported its results of operations and financial position as a debtor-in-possession pursuant to AICPA Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). In connection therewith, the Company reported all liabilities, which it deemed subject to compromise at amounts reasonably expected to be paid.

6. Derivative Instruments
         Oil and gas prices are historically volatile. The Company manages the risk associated with the price fluctuations affecting it by entering into derivative contracts effectively fixing the price of certain sales volumes for certain time periods. The Company has entered and may continue to enter into derivative contracts to manage this price risk.
         Effective January 1, 2001, the Company adopted SFAS No.133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended, establishes accounting and disclosure standards requiring that all derivative instruments be recorded in the balance sheet as an asset or liability, measured at fair value. SFAS No. 133 requires that changes in a derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. At January 1, 2001, the Company's derivative instruments included swaps and collars to manage price risk associated with the production of natural gas.
         Upon adoption of SFAS No. 133, the Company elected not to designate its existing derivative instruments as hedges. Accordingly, the Company recorded a liability of $43.8 million representing the fair market value of its derivative instruments on that date and an after-tax loss from the cumulative effect of a change in accounting principle of $28.5 million. In February 2001, the Company terminated certain derivative instruments in connection with its emergence from bankruptcy for a cash payment of $28.0 million, which was offset against the accrued liability recorded in connection with the implementation of SFAS No.
133. During the quarter ended March 31, 2001, as a result of market price decreases, the ultimate cost to settle derivative instruments in place at January 1, 2001 was reduced by $7.7 million. This non-cash gain was recorded in other revenue during that period. The actual cost to settle the derivatives was $8.1 million. At June 30, 2001 the Company had entered into contracts for derivative instruments designated as cash flow hedges covering: 1) 690,000 MMBtu with terms extending through September 30, 2001 including 90,000 MMBtu at a price of $5.04 per MMBtu and 600,000 MMBtu with floor and ceiling prices of $4.50 and $7.90 per MMBtu respectively and 2) 92,000 barrels of oil with terms extending through December 31, 2001 at a price of $28.15 per barrel. The Company also entered into gas swap contracts not designated as hedges covering 310,000 MMBtu at $4.20 per MMBtu for the month of July 2001. Accordingly, the Company recorded other current assets of $1.4 million, and $1.0 million of accumulated other comprehensive income representing the portion of unrealized hedge gains under SFAS No.133.

7. New York Stock Exchange Listing

         In October 1999, the Company reported that it did not meet the current New York Stock Exchange ("NYSE") continued listing standards and has been trading pursuant to an approved business plan to return to compliance within a prescribed time frame. The Company has achieved the NYSE's continued listing standards and has been informed by the NYSE that it is considered to be in good standing.

8. Supplemental cash flow information
         The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. Interest payments were $61.5 million and $4.6 million for the six months ended June 30, 2001 and June 30, 2000, respectively. Interest payments in the current year period were made primarily in connection with the Plan (see Note 2). No income tax payments were made during the six-month periods ended June 30, 2001 and June 30, 2000.

9. Earnings Per Share
         The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations for income before the cumulative effect of accounting change for the three and six months ended June 30, 2001:

                                              Three Months Ended                            Six Months Ended
                                                 June 30, 2001                               June 30, 2001
                                     ----------------------------------------  ----------------------------------------
                                       Income          Shares       Per Share    Income          Shares       Per Share
                                     (Numerator)    (Denominator)    Amount    (Numerator)    (Denominator)    Amount
                                     -----------    -------------   ---------  -----------    -------------   ---------
Income before cumulative
  effect of accounting change          $20,546                                   $73,098
Less: preferred stock dividends           (330)                                     (493)
                                       -------         ------          ----      -------         ------          ----
Income available to
  common stockholders                   20,216         29,910         $0.68       72,605         29,729         $2.44

Effect of dilutive securities:
  Preferred stock conversion                            9,986                                     7,160
  Preferred stock dividends                330             56                        493             83
  Stock options & warrants                                259                                       175
                                       -------         ------          ----      -------         ------          ----
Income available to common
  stockholders assuming dilution       $20,546         40,211          0.51      $73,098         37,147          1.97
                                       =======         ======          ====      =======         ======          ====

         For the three and six months ended June 30, 2000, basic earnings per share were computed by dividing net income by the average number of common shares outstanding during the period. Diluted earnings per share were computed by dividing net income by the sum of the average number of common shares outstanding plus the average number of common stock equivalents outstanding during the period. The average number of common stock equivalents outstanding for the three and six months ended June 30, 2000 was 7,000 and 24,000, respectively.

10. Litigation
         On June 21, 2001, the Texas Supreme Court affirmed the decision of the Fifth Circuit Court of Appeals at Dallas, Texas in favor of the Company in the Jesus Yzaguirre Suit. On July 6, 2001 the royalty owners filed a motion for rehearing. The background of this litigation is discussed in note 10 of Notes to Consolidated Financial Statements included in the Company's Annual Report to stockholders on Form 10-K for the year ending December 31, 2000.
         The Company is a defendant in a lawsuit originally brought by InterCoast Energy Company and MidAmerican Capital Company ("Plaintiffs") against KCS Energy, Inc., KCS Medallion Resources, Inc. and Medallion California Properties Company ("KCS Defendants"), and Kerr-McGee Oil & Gas Onshore LP and Kerr-McGee Corporation ("Kerr-McGee Defendants") in the 234th Judicial District Court of Harris County, Texas under Cause Number 1999-45998. The suit seeks a declaratory judgment declaring the rights and obligations of each of the Plaintiffs, the KCS Defendants and the Kerr-McGee Defendants in connection with environmental damages and surface restoration on lands located in Los Angeles County, California which are covered by an Oil & Gas Lease dated June 13, 1935, from Newhall Land and Farming Company, as Lessor, to Barnsdall Oil Company, as Lessee (the "RSF Lease") and by an Oil and Gas Lease dated June 6, 1941, from the Newhall Corporation, as

Lessor, to C. G. Willis, as Lessee (the "Ferguson Lease" and together with the RSF Lease, the "Leases").
         Kerr-McGee Defendants, KCS Defendants and Plaintiffs have entered into an Agreed Interlocutory Judgment that contains clarification of the language of the 1990 Agreement between predecessors of the KCS Defendants and the Kerr-McGee Defendants (the "1990 Agreement") under which the Leases were transferred from Kerr-McGee's predecessor to predecessors of Medallion California Properties Company ("MCPC"). The Court has now entered the Agreed Interlocutory Judgment, which essentially disposes of interpretation questions concerning the 1990 Agreement. Still remaining in the case are questions concerning the interpretation of the 1996 Stock Purchase Agreement through which certain of the KCS Defendants acquired the stock of MCPC. Specifically, the remaining issues involve the extent to which Plaintiffs are obligated to indemnify the KCS Defendants for environmental investigation costs previously incurred by KCS Defendants and costs of defense and liability to KCS Defendants, if any, in the California litigation described below. Plaintiffs and KCS Defendants have filed cross motions for summary judgment on these issues which are set for oral hearing on August 27, 2001. If the issues are not resolved on the pending cross motions, trial of these issues on the merits is set for August 27, 2001. Though it is unlikely that trial would actually commence on August 27, 2001, it appears that the Court is ready to proceed to trial as soon as reasonably practicable.
         MCPC is a defendant in a lawsuit filed January 30, 2001, by The Newhall Land and Farming Company ("Newhall") against MCPC and Kerr-McGee Corporation and several Kerr-McGee affiliates. The case is currently pending in Los Angeles County Superior Court under Cause Number BC244203. In the suit, Newhall seeks damages and punitive damages for alleged environmental contamination and surface restoration on the lands covered by the RSF Lease and also seeks a declaration that Newhall may terminate the RSF Lease or alternatively, that it may terminate those portions of the RSF Lease on which there is currently default under the Lease. MCPC claims that Newhall is not entitled to lease termination as a remedy and that Kerr-McGee and InterCoast and MidAmerican owe indemnities to MCPC for defense and certain potential liability under Newhall's action, all as more particularly described in the Harris County, Texas litigation described above.
         The Court has granted MCPC's demurrer to Newhall's original petition, but permitted Newhall an opportunity to replead its case, which Newhall has done. A hearing on the revised pleading, MCPC's response thereto and any further demurrer is set for August 27, 2001. Discovery, in the form of initial document production, is ongoing.
         The Company is also a party to various other lawsuits and governmental proceedings. See Note 10 of Notes to Consolidated Financial Statements included in the Company's Annual Report to stockholders on Form 10-K for the year ended December 31, 2000.

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

Results of Operations
         Net income for the three months ended June 30, 2001 was $20.5 million compared to $14.8 million for the same period in 2000. This increase was attributable to higher natural gas prices, increased working interest production and lower interest expense, partially offset by lower production from the Company's volumetric production payment ("VPP") program and higher operating expenses. The 2000 period included $1.3 million of reorganization items associated with the Chapter 11 proceedings.
         Income before reorganization items for the six months ended June 30, 2001 was $75.7 million compared to $23.6 million for the same period a year ago. This increase was attributable to higher natural gas prices, increased working interest production, higher other revenue and lower interest expense, partially offset by lower production from the VPP program and higher operating expenses. Reorganization items for the six months ended June 30, 2001 were $2.6 million compared to $9.4 million for the same period last year. The cumulative effect of an accounting change, net of tax, associated with the adoption of SFAS No. 133 on January 1, 2001 was a $28.5 million expense Net income for the six months ended June 30, 2001 was $44.6 million compared to $14.2 million for the same period a year ago.

                             Three Months Ended             Six Months Ended
                                  June 30,                      June 30,
                          -------------------------     -------------------------
                             2001           2000            2001          2000
                          ----------     ----------     -----------   -----------
Production
     Gas (MMcf)               9,788         10,336          19,336         21,069
     Oil (Mbbl)                 315            340             646            673
     Liquids (Mbbl)              94             47             177             82

     Summary (MMcfe):
       Working interest      10,972          9,568          21,841         19,020
       VPP                    1,272          3,079           2,433          6,575
                          ----------     ----------     -----------   -----------
          Total              12,244         12,647          24,274         25,595

Average Price:
     Gas (per Mcf)         $   4.35       $   3.37       $    5.57      $    2.94
     Oil (per bbl)            21.20          25.80           22.39          25.81
     Liquids (per bbl)        14.47          14.17           16.03          14.50
     Total (per Mcfe)          4.13           3.50            5.15           3.14

Revenue:
     Gas                   $ 42,551       $ 34,833       $ 107,763      $  61,941
     Oil                      6,677          8,755          14,463         17,359
     Liquids                  1,360            652           2,838          1,183
                          ----------     ----------     -----------   -----------
     Total                 $ 50,588       $ 44,240       $ 125,064      $  80,483
                          ----------     ----------     -----------   ------------


Note: Production includes 4,300 MMcfe and 7,542 MMcfe for the three and six months ended June 30, 2001, respectively, dedicated to the Enron Production Payment. See Notes 2 and 3 to Condensed Consolidated Financial Statements.

Gas revenue
           For the three months ended June 30, 2001, gas revenue increased $7.7 million to $42.6 million due to a 29% increase in average realized natural gas prices and a 17% increase in working interest production, partially offset by a 59% decrease in production from the VPP program. The decrease in VPP production in 2001 was primarily attributable to the expiration of certain VPPs and limited investment in this program since 1999.
         For the six months ended June 30, 2001, gas revenue increased $45.8 million to $107.8 million due to an 89% increase in average realized natural gas prices and a 17% increase in working interest production, partially offset by a 63% decrease in production from the VPP program.

Oil and liquids revenue
          For the three months ended June 30, 2001, oil and liquids revenue was $8.0 million compared to $9.4 million during the same period in 2000, primarily as a result of an 18% decrease in average realized oil prices.
         For the six months ended June 30, 2001, oil and liquids revenue decreased 7% to $17.3 million due mainly to a 13% decrease in average realized oil prices, partially offset by increased liquids production.

Other revenue, net
         For the six months ended June 30, 2001, other revenue was $16.5 million. Of this, $7.0 million was from the sale of emission reduction credits, $7.7 million was from non-cash gains on derivative instruments that were not designated as oil and gas hedges when the Company adopted SFAS No. 133 (see Note 6 to Condensed Consolidated Financial Statements), and the remainder was primarily attributable to marketing and transportation revenue.

Lease operating expenses
         Lease operating expenses were $7.7 million for the three months ended June 30, 2001 compared to $7.1 million for the same period in 2000. For the six months ended June 30, 2001, lease operating expenses were $17.0 million compared to $13.6 million for the same period a year ago. The increased costs in the 2001 three and six-month periods reflect start-up costs associated with the Hartland gas processing plant in Michigan, higher advalorem taxes, higher working interest production, and an increased level of workovers of oil and gas wells in order to maximize production during the first half of 2001 when natural gas prices were high.

Production taxes
         Production taxes, which are generally based on a percentage of revenue (excluding VPP revenue) increased $0.5 million to $2.0 million for the second quarter of 2001 and $2.3 million to $5.1 million for the six months ended June 30, 2001, compared to the same periods in 2000, due to higher oil and gas revenue associated with the increase in working interest production and higher average realized prices.

General and administrative expenses
         General and administrative expenses ("G&A") were $2.5 million for the three months ended June 30, 2001 compared to $1.7 million for the same period in 2000. For the six months ended June 30, 2001 G&A were $5.2 million compared to $3.8 million for the same period in 2000. The increase in G&A during the 2001 three and six month periods is largely due to higher personnel costs, including the cost of the employee retention bonus program that was put in place in October 2000 in order for the Company to retain its employees during the reorganization process, salary increases and restricted stock grants to employees.

Depreciation, depletion and amortization
         The Company provides for depletion on its oil and gas properties using the future gross revenue method based on recoverable reserves valued at current prices. For the three months ended June 30, 2001, depreciation, depletion and amortization ("DD&A") increased $1.4 million to $13.9 million and for the six months ended June 30, 2001, DD&A increased $2.3 million to $27.5 million compared to the same periods a year ago due to higher oil and gas revenue partially offset by a lower DD&A rate.

Interest and other income
         Interest and other income increased $0.3 million to $0.6 million for the second quarter of 2001 and $0.7 million to $1.0 million for the six months ended June 30, 2001, compared to the same periods in 2000 due to higher interest income associated with accumulated cash and cash equivalents.

Interest expense
         Interest expense for the three months ended June 30, 2001 was $4.9 million compared to reported interest expense of $6.8 million for the same period a year ago. For the six months ended June 30, 2001, interest expense was $12.2 million compared to reported interest expense of $13.6 million for the same period in 2000. In accordance with SOP 90-7 the 2000 three and six month periodS excluded $2.8 million and $5.5 million, respectively, of interest expense associated with the Company's senior subordinated notes. See Note 5 to Condensed Consolidated Financial Statements. The lower interest expense in 2001 reflects significantly lower outstanding debt.

Reorganization items
         For the six months ended June 30, 2001, the Company recorded $2.6 million of reorganization items, primarily for legal and financial advisory services in connection with the Chapter 11 proceedings. For the same period in 2000, the Company recorded $9.4 million of reorganization items, $6.1 million of which was a non-cash write-off of deferred debt issuance costs associated with the Company's Senior Notes and Senior Subordinated Notes in accordance with SOP 90-7 and the remainder was primarily for legal and financial advisory services.

Liquidity and Capital Resources
         The Company's liquidity and financial condition have improved significantly during the last eighteen months. Year 2000 earnings were a record $41.5 million and cash flow from operating activities (before reorganization items) was $137.3 million. In addition, the Company funded a $69.1 million capital investment program while significantly reducing debt and increasing cash balances. Following confirmation of the Company's Plan of reorganization on January 30, 2001, KCS emerged from Chapter 11 on February 20, 2001 having reduced its outstanding debt balances from a peak of $425 million in early 1999 to $215 million and reduced it further to $204.8 million.

Cash flow from operating activities
         Net income adjusted for non-cash charges and reorganization items for the six months ended June 30, 2001 increased 10% to $57.1 million compared to $49.8 million during the same period in 2000 primarily due to the effect of higher realized natural gas prices, partially offset by amortization of deferred revenue associated with the Enron Production Payment. Net cash provided by operating activities before reorganization items for the first half of 2001 was $163.0 million compared to $57.6 million for the same period a year ago. In addition to the items noted above, the current year six-month period also reflects the net proceeds of $175.4 million from the Enron Production Payment, the payment of $61.5 million of interest and the $28 million cost of terminating certain derivative instruments in connection with the emergence from Chapter 11. The decrease in trade accounts receivable is mainly due to lower oil and gas prices.

Investing activities
         Capital expenditures for the six months ended June 30, 2001 were $53.6 million of which $25.6 million was for the acquisition of proved reserves, $21.9 million was for development activities, $5.1 million was for lease acquisitions, seismic surveys and exploratory drilling, and $1.0 million was for other assets.
         Capital expenditures for 2001 are currently budgeted at $87.0 million. The Company believes that its cash flow from operations should be sufficient to meet its short-term operating requirements and that it has sufficient resources available to support its business and long-term growth strategies.

New Accounting Standards
         In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the periods in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. The liability is accreted to the fair value at the time of settlement over the useful life of the asset, and the capitalized cost is depreciated over the useful life of the related asset. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently evaluating the effect of adopting Statement No. 143 on its financial statements and has not determined the timing of adoption.

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

The following table sets forth the Company's natural gas hedged position at June 30, 2001.

                                       NYMEX NATURAL GAS                            NYMEX
                      --------------------------------------------------          Crude Oil
                                             Collars (prices per MMBtu)     ---------------------
                             Swaps          ----------------------------            Swaps
                      -------------------         Floors $4.50              ---------------------
                      @ $4.39 per MMBtu          Ceilings $7.90                  $28.15 Per BBl
                      -------------------   ----------------------------    ---------------------
                               Unrealized                   Unrealized                 Unrealized
                      Volume   Gain (Loss)   Volume         Gain (Loss)      Volume    Gain (Loss)
                      MMBtu      ($000's)     MMBtu           ($000's)        Bbls       ($000's)
     2001
 3rd Qtr.            400,000         486      600,000             810         46,000          93
 4th Qtr.                 --          --           --              --         46,000         100
                     -------   ----------    --------       ----------       -------    --------
    Total            400,000         486      600,000             810         92,000         193
     2002                 --          --           --              --             --          --
     2003                 --          --           --              --             --          --
     2004                 --          --           --              --             --          --
     2005                 --          --           --              --             --          --


The Company accounts for oil and natural gas futures contracts and commodity price swaps in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". Prior to the implementation of the Plan on February 20, 2001, the Company used fixed and variable rate long-term debt to finance the Company's capital spending program. See Note 2 to Condensed Consolidated Financial Statements. These debt arrangements exposed the Company to market risk related to changes in interest rates. During the first quarter of 2001, the Company's weighted average contractual interest rate on its weighted average variable rate debt of $42.1 million was 9.3%. The Company's variable rate debt was repaid in full on February 20, 2001. During the six months ended June 30, 2001, the Company's weighted average contractual interest rate on its fixed rate debt of $225 million was 9.8%.

                          KCS ENERGY, INC. - FORM 10-Q
                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
         Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

         On June 21, 2001, the Texas Supreme Court affirmed the decision of the Fifth Circuit Court of Appeals at Dallas, Texas in favor of the Company in the Jesus Yzaguirre Suit. On July 6, 2001 the royalty owners filed a motion for rehearing. The background of this litigation is discussed in note 10 of Notes to Consolidated Financial Statements included in the Company's Annual Report to stockholders on Form 10-K for the year ending December 31, 2000.
         The Company is a defendant in a lawsuit originally brought by InterCoast Energy Company and MidAmerican Capital Company ("Plaintiffs") against KCS Energy, Inc., KCS Medallion Resources, Inc. and Medallion California Properties Company ("KCS Defendants"), and Kerr-McGee Oil & Gas Onshore LP and Kerr-McGee Corporation ("Kerr-McGee Defendants") in the 234th Judicial District Court of Harris County, Texas under Cause Number 1999-45998. The suit seeks a declaratory judgment declaring the rights and obligations of each of the Plaintiffs, the KCS Defendants and the Kerr-McGee Defendants in connection with environmental damages and surface restoration on lands located in Los Angeles County, California which are covered by an Oil & Gas Lease dated June 13, 1935, from Newhall Land and Farming Company, as Lessor, to Barnsdall Oil Company, as Lessee (the "RSF Lease") and by an Oil and Gas Lease dated June 6, 1941, from the Newhall Corporation, as Lessor, to C. G. Willis, as Lessee (the "Ferguson Lease" and together with the RSF Lease, the "Leases").
         Kerr-McGee Defendants, KCS Defendants and Plaintiffs have entered into an Agreed Interlocutory Judgment that contains clarification of the language of the 1990 Agreement between predecessors of the KCS Defendants and the Kerr-McGee Defendants (the "1990 Agreement") under which the Leases were transferred from Kerr-McGee's predecessor to predecessors of Medallion California Properties Company ("MCPC"). The Court has now entered the Agreed Interlocutory Judgment, which essentially disposes of interpretation questions concerning the 1990 Agreement. Still remaining in the case are questions concerning the interpretation of the 1996 Stock Purchase Agreement through which certain of the KCS Defendants acquired the stock of MCPC. Specifically, the remaining issues involve the extent to which Plaintiffs are obligated to indemnify the KCS Defendants for environmental investigation costs previously incurred by KCS Defendants and costs of defense and liability to KCS Defendants, if any, in the California litigation described below. Plaintiffs and KCS Defendants have filed cross motions for summary judgment on these issues which are set for oral hearing on August 27, 2001. If the issues are not resolved on the pending cross motions, trial of these issues on the merits is set for August 27, 2001. Though it is unlikely that trial would actually commence on August 27, 2001, it appears that the Court is ready to proceed to trial as soon as reasonably practicable.
         MCPC is a defendant in a lawsuit filed January 30, 2001, by The Newhall Land and Farming Company ("Newhall") against MCPC and Kerr-McGee Corporation and several Kerr-McGee affiliates. The case is currently pending in Los Angeles County Superior Court under Cause Number BC244203. In the suit, Newhall seeks damages and punitive damages for alleged environmental contamination and surface restoration on the lands covered by the RSF Lease and also seeks a declaration that Newhall may terminate the RSF Lease or alternatively, that it may terminate those portions of the RSF Lease on which there is currently default under the Lease. MCPC claims that Newhall is not entitled to lease termination as a remedy and that Kerr-McGee and InterCoast and MidAmerican owe indemnities to MCPC for defense and certain potential liability under Newhall's action, all as more particularly described in the Harris County, Texas litigation described above.
         The Court has granted MCPC's demurrer to Newhall's original petition, but permitted Newhall an opportunity to replead its case, which Newhall has done. A hearing on the revised pleading,

MCPC's response thereto and any further demurrer is set for August 27, 2001. Discovery, in the form of initial document production, is ongoing.
         The Company is also a party to various other lawsuits and governmental proceedings. See Note 10 of Notes to Consolidated Financial Statements included in the Company's Annual Report to stockholders on Form 10-K for the year ended December 31, 2000.


Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits:

             None.

         (b) Reports on Form 8-K.

             There were no reports on Form 8-K filed during the three months ended June 30, 2001.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       KCS ENERGY, INC.


      August 13, 2001                  /s/  FREDERICK DWYER
                                          --------------------------------------
                                            Frederick Dwyer
                                            Vice President, Controller
                                            and Secretary