Form 10-Q
period 2001-09-30
KCS ENERGY INC
filed 2001-11-13
CIK 832820

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
                                       OR

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

         Common Stock, $0.01 par value: 34,194,171 shares outstanding as of October 31, 2001.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

                                                                  Three Months Ended             Nine Months Ended
                                                                      September 30,                 September 30,
(Amounts in thousands except                                ----------------------------    ----------------------------
per share data)                          Unaudited              2001            2000            2001            2000
--------------------------------------------------          ------------    ------------    ------------    ------------

Oil and gas revenue                                         $     40,774    $     46,789    $    165,838    $    127,272
Other revenue, net                                                   719             193          17,232           1,781
                                                            ------------    ------------    ------------    ------------
Total revenue                                                     41,493          46,982         183,070         129,053
                                                            ------------    ------------    ------------    ------------
Operating costs and expenses
             Lease operating expenses                              6,806           6,997          23,759          20,597
             Production taxes                                      1,563           1,580           6,629           4,326
             General and administrative expenses                   2,431           1,939           7,642           5,755
             Depreciation, depletion and amortization             15,332          11,664          42,811          36,820
                                                            ------------    ------------    ------------    ------------
Total operating costs and expenses                                26,132          22,180          80,841          67,498
                                                            ------------    ------------    ------------    ------------
Operating income                                                  15,361          24,802         102,229          61,555
                                                            ------------    ------------    ------------    ------------
Interest and other income, net                                       192              85           1,210             437
Interest expense (contractual interest was
   $9,030 and $27,380 for the three and nine
   months ended September 30, 2000, respectively)                 (4,880)         (6,698)        (17,076)        (20,252)
                                                            ------------    ------------    ------------    ------------
Income before reorganization items
   and income taxes                                               10,673          18,189          86,363          41,740
                                                            ------------    ------------    ------------    ------------
Reorganization items
             Write-off of deferred debt issue costs
                related to senior notes and senior
                subordinated notes                                    --              --              --          (6,132)
             Financial restructuring costs                          (356)         (1,642)         (3,175)         (5,138)
             Interest income                                          --             327             227             594
                                                            ------------    ------------    ------------    ------------
Total reorganization items                                          (356)         (1,315)         (2,948)        (10,676)
                                                            ------------    ------------    ------------    ------------
Income before income taxes                                        10,317          16,874          83,415          31,064
Federal and state income taxes                                        --              --              --              --
                                                            ------------    ------------    ------------    ------------
Income before accounting change                                   10,317          16,874          83,415          31,064
Cumulative effect of accounting change, net                           --              --         (28,451)             --
                                                            ------------    ------------    ------------    ------------
Net income                                                        10,317          16,874          54,964          31,064
Preferred stock dividends                                           (248)             --            (741)             --
                                                            ------------    ------------    ------------    ------------
Income available to common stockholders                     $     10,069    $     16,874    $     54,223    $     31,064
                                                            ============    ============    ============    ============
Basic earnings per share
  of common stock:
             Income before accounting change                $       0.31    $       0.58    $       2.69    $       1.06
             Cumulative effect of accounting change                   --              --           (0.93)             --
                                                            ------------    ------------    ------------    ------------
                Net income                                  $       0.31    $       0.58    $       1.77    $       1.06
                                                            ============    ============    ============    ============
Diluted earnings per share
  of common stock:
             Income before accounting change                $       0.26    $       0.58    $       2.18    $       1.06
             Cumulative effect of accounting change                   --              --           (0.74)             --
                                                            ------------    ------------    ------------    ------------
                Net income                                  $       0.26    $       0.58    $       1.44    $       1.06
                                                            ============    ============    ============    ============
Weighted average shares outstanding for
  computation of earnings per share
Basic                                                             32,636          29,266          30,711          29,266
Diluted                                                           40,188          29,326          38,248          29,302
                                                            ============    ============    ============    ============

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)    Unaudited        September 30, 2001    December 31, 2000
---------------------------------------------------------        ------------------    -----------------
Assets
Current assets
             Cash and cash equivalents                              $     25,157         $     39,994
             Trade accounts receivable                                    23,736               45,954
             Other current assets                                         13,419                5,697
                                                                    ------------         ------------
                  Current assets                                          62,312               91,645
                                                                    ------------         ------------
Oil and gas properties, full cost method, net                            273,210              245,169
Other property, plant and equipment, net                                   9,674                9,731
                                                                    ------------         ------------
                  Property, plant and equipment, net                     282,884              254,900
                                                                    ------------         ------------
Deferred charges and other assets                                          1,404                  790
Deferred taxes                                                            15,320                   --
                                                                    ------------         ------------
                                                                    $    361,920         $    347,335
                                                                    ============         ============
Liabilities and stockholders' equity
Current liabilities
             Accounts payable                                       $     22,308         $     22,974
             Accrued interest on public debt                               4,122                   --
             Other accrued liabilities                                    22,315               19,441
             Short-term debt                                                  --               76,705
                                                                    ------------         ------------
                  Current liabilities                                     48,745              119,120
                                                                    ------------         ------------
Deferred credits and other liabilities
             Deferred revenue                                            128,241                   --
             Other                                                           446                1,359
                                                                    ------------         ------------
                  Deferred credits and other liabilities                 128,687                1,359
                                                                    ------------         ------------
Liabilities subject to compromise
             Senior notes                                                     --              150,000
             Senior subordinated notes                                        --              125,000
             Accrued interest on public debt                                  --               58,198
             Pre-petition accounts payable                                    --                1,978
                                                                    ------------         ------------
                  Liabilities subject to compromise                           --              335,176
                                                                    ------------         ------------
Long-term debt
             Senior notes                                                 79,800                   --
             Senior subordinated notes                                   125,000                   --
                                                                    ------------         ------------
                  Long-term debt                                         204,800                   --
                                                                    ------------         ------------
Convertible preferred stock                                               17,876                   --
                                                                    ------------         ------------
Common stockholders' (deficit) equity
             Common stock, par value $0.01 per share
             authorized 50,000,000 shares
             issued 36,277,935 and 31,433,006, respectively                  363                  314
             Additional paid-in capital                                  157,207              145,098
             Retained (deficit) earnings                                (194,768)            (248,991)
             Accumulated other comprehensive income                        3,751                   --
             Less treasury stock, 2,167,096 shares, at cost               (4,741)              (4,741)
                                                                    ------------         ------------
                  Total common stockholders' (deficit) equity            (38,188)            (108,320)
                                                                    ------------         ------------
                                                                    $    361,920         $    347,335
                                                                    ============         ============

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                              KCS ENERGY, INC. AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                          Nine Months Ended
                                                                            September 30,
                                                                    ----------------------------
(Dollars in thousands)                     Unaudited                    2001            2000
----------------------------------------------------                ------------    ------------

Cash flows from operating activities:
     Net income                                                     $     54,964    $     31,064
     Adjustments to reconcile net income
       to cash provided by operating activities:
         Cumulative effect of accounting change, net of tax               28,451              --
         Depreciation, depletion and amortization                         42,811          36,820
         Amortization of deferred revenue                                (47,152)             --
         Non-cash gains on derivative instruments                         (7,694)             --
         Realized losses on derivative instruments                        (8,104)             --
         Other non-cash charges and credits, net                             133           1,665
         Reorganization items                                              2,948          10,676
                                                                    ------------    ------------
                                                                          66,357          80,225

         Proceeds from Enron Production Payment, net                     175,399              --
         Realized losses on derivative instruments terminated
            in connection with Plan of reorganization                    (27,995)             --
         Change in trade accounts receivable                              22,218         (10,162)
         Change in accounts payable and accrued liabilities                  230          13,137
         Change in accrued interest payable                              (54,076)         12,375
         Other, net                                                       (4,991)          1,007
                                                                    ------------    ------------
Net cash provided by operating activities
         before reorganization items                                     177,142          96,582
Reorganization items (excluding non-cash write-off
         of deferred debt issue costs in 2000)                            (2,948)         (4,544)
                                                                    ------------    ------------
Net cash provided by operating activities                                174,194          92,038

Cash flows from investing activities:
     Investment in oil and gas properties, net                           (69,596)        (52,349)
     Other capital expenditures, net                                      (1,199)           (199)
                                                                    ------------    ------------
Net cash used in investing activities                                    (70,795)        (52,548)
                                                                    ------------    ------------

Cash flows from financing activities:
     Repayments of debt                                                 (146,905)        (22,460)
     Issuance of convertible preferred stock, net                         28,413              --
     Deferred financing costs and other                                      256          (1,325)
                                                                    ------------    ------------
Net cash used in financing activities                                   (118,236)        (23,785)
                                                                    ------------    ------------
Net increase (decrease) in cash and cash equivalents                     (14,837)         15,705
Cash and cash equivalents at beginning of period                          39,994          10,584
                                                                    ------------    ------------
Cash and cash equivalents at end of period                          $     25,157    $     26,289
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

3. Deferred Revenue
         Pursuant to the Enron Production Payment discussed in Note 2, the Company recorded the net proceeds of approximately $176 million as deferred revenue on the balance sheet. Deliveries under the Enron Production Payment are recorded as oil and gas sales revenue with a corresponding reduction of deferred revenue at the effective average discounted price per Mcf of natural gas and per barrel of oil received at closing. For the three months ended September 30, 2001, the Company delivered 4,210 MMcfe and recorded $16.9 million of oil and gas revenue in connection with the Enron Production Payment. Since the inception of the Enron Production Payment in February 2001, the Company delivered 11,752 MMcfe, or 27% of the scheduled deliveries, and recorded $47.2 million of oil and gas revenue.

4. Debt Reduction
         In addition to the debt reduction pursuant to the Plan as outlined in
Note 2 above, the Company redeemed an additional $10.2 million of the Senior Notes in March 2001. As of September 30, 2001, the Company's long-term debt consisted of $79.8 million of 11% Senior Notes due January 15, 2003 and $125 million of 8 7/8% Senior Subordinated Notes due January 15, 2006.

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

6.   Derivative Instruments
         Oil and gas prices are historically volatile. The Company manages the risk associated with the price fluctuations affecting it by entering into derivative contracts effectively fixing the price of certain sales volumes for certain time periods. The Company has entered and may continue to enter into derivative contracts to manage this price risk.
         Effective January 1, 2001, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended, establishes accounting and disclosure standards requiring that all derivative instruments be recorded in the balance sheet as an asset or liability, measured at fair value. SFAS No. 133 requires that changes in a derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. At January 1, 2001, the Company's derivative instruments included swaps and collars to manage price risk associated with the production of natural gas.
         Upon adoption of SFAS No. 133, the Company elected not to designate its existing derivative instruments as hedges. Accordingly, the Company recorded a liability of $43.8 million representing the fair market value of its derivative instruments on that date and an after-tax loss from the cumulative effect of a change in accounting principle of $28.5 million. In February 2001, the Company terminated certain derivative instruments in connection with its emergence from bankruptcy for a cash payment of $28.0 million, which was offset against the accrued liability recorded in connection with the implementation of SFAS No.
133. During the quarter ended March 31, 2001, as a result of market price decreases, the ultimate cost to settle derivative instruments in place at January 1, 2001 was reduced by $7.7 million. This non-cash gain was recorded in other revenue during that period. The actual cost to settle the derivatives was $8.1 million. At September 30, 2001 the Company had entered into contracts for derivative instruments designated as cash flow hedges covering: 1) 5,035,000 MMBtu with terms extending through October 31, 2002 including 755,000 MMBtu at a price of $4.05 per MMBtu, 2,140,000 MMBtu at a price of $4.02 per MMBtu so long as the NYMEX is above $2.50 (no settlement proceeds if NYMEX is below $2.50), and 2,140,000 MMBtu with floor price of $3.00; and 2) 46,000 barrels of oil with terms extending through December 31, 2001 at a price of $28.15 per barrel. The Company also entered into natural gas call contracts not designated as hedges covering 755,000 MMBtu at $4.05 per MMBtu extending through March 31, 2002. At September 30, 2001 the Company has recorded other current assets of $3.8 million, other non-current assets of $0.4 million and $3.8 million of accumulated other comprehensive income representing the portion of unrealized hedge gains under SFAS No. 133.
         Comprehensive income was $13.1 million and $58.7 million for the three months and nine months ended September 30, 2001, respectively. Comprehensive income includes accumulated other comprehensive income of $2.8 million and $3.8 million related to derivative and hedging activities in the three months and nine months ended September 30, 2001, respectively.

7. New York Stock Exchange Listing
         In October 1999, the Company reported that it did not meet the current New York Stock Exchange ("NYSE") continued listing standards and has been trading pursuant to an approved business plan to return to compliance within a prescribed time frame. The Company has achieved the continued listing standards and has been informed by the NYSE that it is considered to be in good standing.

8. Supplemental cash flow information
         The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. Interest payments were $71.4 million and $6.7 million for the nine months ended September 30, 2001 and September 30, 2000, respectively. Interest payments in the current year period were made primarily in connection with the Plan (see Note 2). No income tax payments were made during the nine-month periods ended September 30, 2001 and September 30, 2000. As a result of conversions of the convertible preferred stock, 4.1 million shares of common stock and 0.1 million shares of common stock were issued as of September 30, 2001 and in October 2001, respectively.

9. Earnings Per Share
         The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations for income before the cumulative effect of accounting change for the three and nine months ended September 30, 2001:

                                                       Three Months Ended                        Nine Months Ended
                                                       September 30, 2001                        September 30, 2001
                                          ----------------------------------------   ------------------------------------------
                                             Income           Shares     Per Share      Income         Shares        Per Share
                                          (Numerator)    (Denominator)     Amount    (Numerator)    (Denominator)      Amount
                                          -----------    -------------   ---------   -----------    -------------   -----------
Income before cumulative
   effect of accounting change            $    10,317                                $    83,415
 Less: preferred stock dividends                 (248)                                      (741)
                                          -----------    -------------   ---------   -----------    -------------   -----------
Income available to
   common stockholders                         10,069           32,636   $    0.31        82,674           30,711   $      2.69

Effect of dilutive securities:
   Preferred stock conversion                                    7,351                                      7,223
   Preferred stock dividends                      248               71                       741              154
   Stock options & warrants                                        130                                        160
                                          -----------    -------------   ---------   -----------    -------------   -----------
   Income available to common
     stockholders assuming dilution       $    10,317           40,188   $    0.26   $    83,415           38,248   $      2.18
                                          ===========    =============   =========   ===========    =============   ===========

         For the three and nine months ended September 30, 2000, basic earnings per share were computed by dividing net income by the average number of common shares outstanding during the period. Diluted earnings per share were computed by dividing net income by the sum of the average number of common shares outstanding plus the average number of common stock equivalents outstanding during the period. The average number of common stock equivalents outstanding for the three and nine months ended September 30, 2000 was 60,000 and 36,000, respectively.

10. Litigation
         On June 21, 2001, the Texas Supreme Court affirmed the decision of the Fifth Circuit Court of Appeals at Dallas, Texas in favor of the Company in the Jesus Yzaguirre Suit. On July 6, 2001 the royalty owners filed a motion for rehearing and on August 30, 2001 the Texas Supreme Court denied the motion for rehearing. On September 14, 2001, the royalty owners filed a motion to correct opinion and for further rehearing; however, on October 25, 2001, the judgment of the Texas Supreme Court in favor of the Company became final and the litigation was concluded. The background of this litigation is discussed in note 10 of Notes to Consolidated Financial Statements included in the Company's Annual Report to Stockholders on Form 10-K for the year ended December 31, 2000.
         The Company was a defendant in a lawsuit originally brought by InterCoast Energy Company and MidAmerican Capital Company ("Plaintiffs") against KCS Energy, Inc., KCS Medallion Resources, Inc. and Medallion California Properties Company ("KCS Defendants"), and Kerr-McGee Oil & Gas Onshore LP and Kerr-McGee Corporation ("Kerr-McGee Defendants") in the 234th Judicial District Court of Harris County, Texas under Cause Number 1999-45998. The suit sought a declaratory judgment declaring the rights and obligations of each of the Plaintiffs, the KCS Defendants and the Kerr-McGee Defendants in connection with environmental damages and surface restoration on lands located in Los Angeles County, California which are covered by an Oil & Gas Lease dated June 13, 1935, from Newhall Land and Farming Company, as Lessor, to Barnsdall Oil Company, as Lessee (the "RSF Lease") and by an Oil and Gas Lease dated June 6, 1941, from the Newhall Corporation, as Lessor, to C. G. Willis, as Lessee (the "Ferguson Lease" and together with the RSF Lease, the "Leases").
         The Kerr-McGee Defendants, KCS Defendants and Plaintiffs entered into an Agreed Interlocutory Judgment that contains clarification of the language of the 1990 Agreement between predecessors of the KCS Defendants and the Kerr-McGee Defendants (the "1990 Agreement") under which the Leases were transferred from Kerr-McGee's predecessor to predecessors of Medallion California Properties Company ("MCPC"). The Court previously entered the Agreed Interlocutory Judgment, which essentially disposed of interpretation questions concerning the 1990 Agreement. After entry of the Agreed Interlocutory Judgment, the remaining issues in the case concerned the interpretation of the 1996 Stock Purchase Agreement through which certain of the KCS Defendants acquired the stock of MCPC. Specifically, the remaining issues involved the extent to which Plaintiffs are obligated to indemnify the KCS Defendants for environmental investigation costs previously incurred by the KCS Defendants and also for costs of defense and liability to the KCS Defendants, if any, in the California litigation described below. By Compromise and Settlement Agreement dated as of October 19, 2001, the Plaintiffs and KCS Defendants agreed: (i) to settle those issues dealing with the Plaintiffs' obligations to reimburse costs previously incurred in environmental investigation and costs paid before September 30, 2001 in connection with defense of the California case described below; (ii) to provide prospectively for the control of defense and settlement and the sharing of defense costs in the California case described below; and (iii) to defer any disputes concerning the respective liability of Plaintiffs and KCS Defendants for any individual claims until the extent of such individual claim liability, after giving effect to indemnification obligations under the 1990 Agreement, is fully and finally determined.
         MCPC is a defendant in a lawsuit filed January 30, 2001, by The Newhall Land and Farming Company ("Newhall") against MCPC and Kerr-McGee Corporation and several Kerr-McGee affiliates. The case is currently pending in Los Angeles County Superior Court under Cause Number BC244203. In the suit, Newhall seeks damages and punitive damages for alleged environmental contamination and surface restoration on the lands covered by the RSF Lease and also seeks a declaration that Newhall may terminate the RSF Lease or alternatively, that it may terminate those portions of the RSF Lease on which there is currently default under the Lease. MCPC claims that Newhall is not entitled to lease termination as a remedy and that Kerr-McGee and InterCoast and MidAmerican owe indemnities to MCPC for defense and certain potential liability under Newhall's action, all as more particularly described in the Harris County, Texas litigation described above. Discovery is ongoing, and the lawsuit is set for trial in January 2003.
         The Company is also a party to various other lawsuits and governmental proceedings, all arising in the ordinary course of business. Although the outcome of all of the above proceedings cannot be predicted with certainty, the Company does not expect such matters to have a material adverse effect, either singly or in the aggregate, on the financial position or results of operations of the Company. It is possible, however, that charges could be required that would be significant to the operating results of a particular period. See Note 10 of Notes to Consolidated Financial Statements included in the Company's Annual Report to Stockholders on Form 10-K for the year ended December 31, 2000.

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

Results of Operations
         Net income for the three months ended September 30, 2001 was $10.3 million compared to $16.9 million for the same period in 2000. This decrease was attributable to lower natural gas prices, lower production from the Company's volumetric production payment program ("VPP") and higher depletion expense, partially offset by higher working interest production, lower interest expense and lower reorganization expenses.
         Income before reorganization items and income taxes for the nine months ended September 30, 2001 was $86.4 million compared to $41.7 million for the same period a year ago. This increase was attributable to higher natural gas prices, increased working interest production, higher other revenue and lower interest expense, partially offset by lower production from the VPP program and higher operating expenses. Reorganization items for the nine months ended September 30, 2001 were $2.9 million compared to $10.7 million for the same period last year. The cumulative effect of an accounting change, net of tax, associated with the adoption of SFAS No. 133 on January 1, 2001 was a $28.5 million expense. Net income for the nine months ended September 30, 2001 was $55.0 million compared to $31.1 million for the same period a year ago.

                                      Three Months Ended            Nine Months Ended
                                          September 30,               September 30,
                                 ---------------------------   ---------------------------
                                     2001           2000           2001           2000
                                 ------------   ------------   ------------   ------------
Production:
     Gas (MMcf)                         8,956          9,164         28,292         30,233
     Oil (Mbbl)                           288            324            934            997
     Liquids (Mbbl)                        98            107            275            189

     Summary (MMcfe):
        Working interest               10,167          9,524         32,008         28,541
        VPP                             1,105          2,237          3,538          8,815
                                 ------------   ------------   ------------   ------------
                Total                  11,272         11,761         35,546         37,356

Average Price:
     Gas (per Mcf)               $       3.72   $       3.94   $       4.99   $       3.24
     Oil (per bbl)                      21.77          29.27          22.20          26.94
     Liquids (per bbl)                  12.46          11.13          14.76          12.58
     Total (per Mcfe)                    3.62           3.98           4.67           3.41

Revenue:
     Gas                         $     33,283   $     36,063   $    141,046   $     98,004
     Oil                                6,270          9,532         20,733         26,891
     Liquids                            1,221          1,194          4,059          2,377
                                 ------------   ------------   ------------   ------------
     Total                       $     40,774   $     46,789   $    165,838   $    127,272
                                 ============   ============   ============   ============

Note: Production includes 4,210 MMcfe and 11,752 MMcfe for the three and nine months ended September 30, 2001, respectively, dedicated to the Enron Production Payment. See Notes 2 and 3 to Condensed Consolidated Financial Statements.

Gas revenue
         For the three months ended September 30, 2001, gas revenue decreased 8% to $33.3 million primarily due to a 6% decrease in average realized natural gas prices. Working interest production increased 7%, partially offset by a 51% decrease in scheduled production from the VPP program. The decrease in VPP production in 2001 was primarily attributable to the expiration of certain VPPs and limited investment in this program since 1999.
         For the nine months ended September 30, 2001, gas revenue increased $43.0 million to $141.0 million due to a 54% increase in average realized natural gas prices and a 12% increase in working interest production, partially offset by a 60% decrease in scheduled production from the VPP program.

Oil and liquids revenue
         For the three months ended September 30, 2001, oil and liquids revenue decreased 30% to $7.5 million compared to the same period in 2000 primarily as a result of a 26% decrease in average realized oil prices.
         For the nine months ended September 30, 2001, oil and liquids revenue decreased 15% to $24.8 million due to an 18% decrease in average realized oil prices.

Other revenue, net
         For the nine months ended September 30, 2001, other revenue was $17.2 million. Of this, $8.2 million was from the sale of emission reduction credits, $7.7 million was from non-cash gains on derivative instruments that were not designated as oil and gas hedges when the Company adopted SFAS No. 133 (see Note 6 to Condensed Consolidated Financial Statements), and the remainder was primarily attributable to marketing and transportation revenue.

Lease operating expenses
         For the nine months ended September 30, 2001, lease operating expenses were $23.8 million compared to $20.6 million for the same period a year ago. The increased costs in the 2001 nine-month period reflect start-up costs associated with the Hartland gas processing plant in Michigan, higher ad valorem taxes, higher working interest production, and an increased level of workovers of oil and gas wells in order to maximize production during the first half of 2001 when natural gas prices were high.

Production taxes
         Production taxes, which are generally based on a percentage of revenue (excluding VPP revenue) increased $2.3 million to $6.6 million for the nine months ended September 30, 2001, compared to the same periods in 2000, due to higher oil and gas revenue associated with the increase in working interest production and higher average realized prices.

General and administrative expenses
         General and administrative expenses ("G&A") were $2.4 million for the three months ended September 30, 2001 compared to $1.9 million for the same period in 2000. For the nine months ended September 30, 2001 G&A were $7.6 million compared to $5.8 million for the same period in 2000. The increase in G&A during the 2001 three and nine month periods is largely due to the cost of the employee retention bonus program that was put in place in October 2000 in order for the Company to retain its employees during the reorganization process and restricted stock grants to employees.

Depreciation, depletion and amortization
         The Company provides for depletion on its oil and gas properties using the future gross revenue method based on recoverable reserves valued at current prices. For the three months ended September 30, 2001, depreciation, depletion and amortization ("DD&A") increased $3.7 million to $15.3 million due to a higher DD&A rate. The DD&A rate increased to 36% of oil and gas revenue for the three months ended September 30, 2001 compared to 25% for the same period a year ago due largely to lower natural gas and oil prices and a higher depletable base.
         For the nine months ended September 30, 2001, DD&A increased $6.0 million to $42.8 million compared to the same period a year ago due to higher oil and gas revenue during the first half of 2001 partially offset by a lower DD&A rate.

Interest and other income
         Interest and other income increased $0.8 million to $1.2 million for the nine months ended September 30, 2001, compared to the same period in 2000 due to higher interest income associated with accumulated cash and cash equivalents.

Interest expense
         Interest expense for the three months ended September 30, 2001 was $4.9 million compared to reported interest expense of $6.7 million for the same period a year ago. For the nine months ended September 30, 2001, interest expense was $17.1 million compared to reported interest expense of $20.3 million for the same period in 2000. In accordance with SOP 90-7, the 2000 three and nine-month periods excluded $2.8 million and $8.3 million, respectively, of interest expense associated with the Company's senior subordinated notes. See
Note 5 to Condensed Consolidated Financial Statements. The lower interest expense in 2001 reflects significantly lower outstanding debt.

Reorganization items
         For the nine months ended September 30, 2001, the Company recorded $2.9 million of reorganization items, primarily for legal and financial advisory services in connection with the completed Chapter 11 proceedings. For the same period in 2000, the Company recorded $10.7 million of reorganization items, $6.1 million of which was a non-cash write-off of deferred debt issuance costs associated with the Company's Senior Notes and Senior Subordinated Notes in accordance with SOP 90-7 and the remainder was primarily for legal and financial advisory services.

Liquidity and Capital Resources
         The Company's liquidity and financial condition have improved significantly during the last two years. Year 2000 earnings were a record $41.5 million and cash flow from operating activities (before reorganization items) was $137.3 million. In addition, the Company funded a $69.1 million capital investment program while significantly reducing debt and increasing cash balances. Following confirmation of the Company's Plan of reorganization on January 30, 2001, KCS emerged from Chapter 11 on February 20, 2001 having reduced its outstanding debt balances from a peak of $425 million in early 1999 to $215 million and reduced it further to $204.8 million.

Cash flow from operating activities
         Net income adjusted for non-cash charges and reorganization items for the nine months ended September 30, 2001 decreased $13.9 million to $66.4 million as higher realized natural gas prices and net income were partially offset by amortization of deferred revenue associated with the Enron Production Payment. Net cash provided by operating activities before reorganization items for the first nine months of 2001 was $177.1 million compared to $96.6 million for the same period a year ago. In addition to the items noted above, the current year nine-month period also reflects the net proceeds of $175.4 million from the Enron Production Payment, the payment of $71.4 million of interest and the $28 million cost of terminating certain derivative instruments in connection with the emergence from Chapter 11. The decrease in trade accounts receivable is mainly due to lower oil and gas prices. The Company believes that its cash flow from operations should be sufficient to meet its short-term operating requirements and that it has sufficient resources available to support its business and long-term growth strategies.

Investing activities
         Capital expenditures for the nine months ended September 30, 2001 were $72.9 million of which $26.1 million was for the acquisition of proved reserves, $34.3 million was for development activities, $11.4 million was for lease acquisitions, seismic surveys and exploratory drilling, and $1.1 million was for other assets. During this period, the Company sold certain oil and gas properties for net proceeds of $2.1 million.

New Accounting Standards
         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the periods in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. The liability is accreted to the fair value at the time of settlement over the useful life of the asset, and the capitalized cost is depreciated over the useful life of the related asset. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently evaluating the effect of adopting Statement No. 143 on its financial statements and has not yet determined the timing of adoption.
         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 but retains its fundamental provisions for the (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting/reporting provisions of APB Opinion No. 30 for segments of a business to be disposed of but retains the requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for the Company beginning in 2002. The Company is currently evaluating the impact of this new standard.

Forward-looking Statements
         The information disclosed in this Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical facts, included herein regarding planned capital expenditures, increases in oil and gas production, the number of anticipated wells to be drilled after the date hereof, the Company's financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties, and the Company can give no assurance that such expectations will prove to be correct. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the timing and success of the Company's drilling activities, the volatility of prices and supply and demand for oil and gas, the numerous uncertainties inherent in estimating quantities of oil and gas reserves and actual future production rates and associated costs, the usual hazards associated with the oil and gas industry (including blowouts, cratering, pipe failure, spills, explosions and other unforeseen hazards), and changes in regulatory requirements.
         All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

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

The following table sets forth the Company's natural gas hedged position at September 30, 2001.


                                                         NYMEX NATURAL GAS
              ---------------------------------------------------------------------------------------              NYMEX
                                                                                                                  Crude Oil
                                                                                                        ---------------------------
                         Swaps                         Puts                      Written Calls                      Swaps
              ---------------------------   ---------------------------   ---------------------------   ---------------------------
                   @ $4.03 per MMBtu             @ $3.00 per MMBtu             @ $4.05 per MMBtu               $28.15 Per BBl
              ---------------------------   ---------------------------   ---------------------------   ---------------------------
                              Unrealized                    Unrealized                   Unrealized                     Unrealized
                Volume        Gain(Loss)       Volume       Gain(Loss)      Volume        Gain(Loss)      Volume        Gain(Loss)
                 MMBtu         ($000's)         MMBtu        ($000's)        MMBtu         ($000's)         Bbls         ($000's)
              ------------   ------------   ------------   ------------   ------------   ------------   ------------   ------------

  2001
4th Qtr.           305,000            403             --             --        305,000             --         46,000            206
              ------------   ------------   ------------   ------------   ------------   ------------   ------------   ------------
 Total             305,000            403             --             --        305,000             --         46,000            206
  2002(*)        2,590,000          3,057      2,140,000            321        450,000             --             --             --
  2003                  --             --             --             --             --             --             --             --
  2004                  --             --             --             --             --             --             --             --
  2005                  --             --             --             --             --             --             --             --

* Includes 2,140,000 MMBtu at a price of $4.02 per MMBtu so long as the monthly NYMEX settlement is above $2.50 for the period Aril - October (No settlement proceeds in NYMEX is below $2.50)

The Company accounts for oil and natural gas futures contracts and commodity price swaps in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". Prior to the implementation of the Plan on February 20, 2001, the Company used fixed and variable rate long-term debt to finance the Company's capital spending program. See Note 2 to Condensed Consolidated Financial Statements. These debt arrangements exposed the Company to market risk related to changes in interest rates. During the first quarter of 2001, the Company's weighted average contractual interest rate on its weighted average variable rate debt of $42.1 million was 9.3%. The Company's variable rate debt was repaid in full on February 20, 2001. During the nine months ended September 30, 2001, the Company's weighted average contractual interest rate on its fixed rate debt of $218.5 million was 9.8%.

                          KCS ENERGY, INC. - FORM 10-Q
                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
         Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

         On June 21, 2001, the Texas Supreme Court affirmed the decision of the Fifth Circuit Court of Appeals at Dallas, Texas in favor of the Company in the Jesus Yzaguirre Suit. On July 6, 2001 the royalty owners filed a motion for rehearing and on August 30, 2001 the Texas Supreme Court denied the motion for further rehearing. On September 14, 2001, the royalty owners filed a motion to correct opinion and for further rehearing; however, on October 25, 2001, the judgment of the Texas Supreme Court in favor of the Company became final and the litigation was concluded. The background of this litigation is discussed in note 10 of Notes to Consolidated Financial Statements included in the Company's Annual Report to stockholders on Form 10-K for the year ending December 31, 2000. The Company was a defendant in a lawsuit originally brought by InterCoast Energy Company and MidAmerican Capital Company ("Plaintiffs") against KCS Energy, Inc., KCS Medallion Resources, Inc. and Medallion California Properties Company ("KCS Defendants"), and Kerr-McGee Oil & Gas Onshore LP and Kerr-McGee Corporation ("Kerr-McGee Defendants") in the 234th Judicial District Court of Harris County, Texas under Cause Number 1999-45998. The suit sought a declaratory judgment declaring the rights and obligations of each of the Plaintiffs, the KCS Defendants and the Kerr-McGee Defendants in connection with environmental damages and surface restoration on lands located in Los Angeles County, California which are covered by an Oil & Gas Lease dated June 13, 1935, from Newhall Land and Farming Company, as Lessor, to Barnsdall Oil Company, as Lessee (the "RSF Lease") and by an Oil and Gas Lease dated June 6, 1941, from the Newhall Corporation, as Lessor, to C. G. Willis, as Lessee (the "Ferguson Lease" and together with the RSF Lease, the "Leases").
         The Kerr-McGee Defendants, KCS Defendants and Plaintiffs entered into an Agreed Interlocutory Judgment that contains clarification of the language of the 1990 Agreement between predecessors of the KCS Defendants and the Kerr-McGee Defendants (the "1990 Agreement") under which the Leases were transferred from Kerr-McGee's predecessor to predecessors of Medallion California Properties Company ("MCPC"). The Court previously entered the Agreed Interlocutory Judgment, which essentially disposed of interpretation questions concerning the 1990 Agreement. After entry of the Agreed Interlocutory Judgment, the remaining issues in the case concerned the interpretation of the 1996 Stock Purchase Agreement through which certain of the KCS Defendants acquired the stock of MCPC. Specifically, the remaining issues involved the extent to which Plaintiffs are obligated to indemnify the KCS Defendants for environmental investigation costs previously incurred by the KCS Defendants and also for costs of defense and liability to the KCS Defendants, if any, in the California litigation described below. By Compromise and Settlement Agreement dated as of October 19, 2001, the Plaintiffs and KCS Defendants agreed: (i) to settle those issues dealing with the Plaintiffs' obligations to reimburse costs previously incurred in environmental investigation and costs paid before September 30, 2001 in connection with defense of the California case described below; (ii) to provide prospectively for the control of defense and settlement and the sharing of defense costs in the California case described below; and (iii) to defer any disputes concerning the respective liability of Plaintiffs and KCS Defendants for any individual claims until the extent of such individual claim liability, after giving effect to indemnification obligations under the 1990 Agreement, is fully and finally determined.
         MCPC is a defendant in a lawsuit filed January 30, 2001, by The Newhall Land and Farming Company ("Newhall") against MCPC and Kerr-McGee Corporation and several Kerr-McGee affiliates. The case is currently pending in Los Angeles County Superior Court under Cause Number BC244203. In the suit, Newhall seeks damages and punitive damages for alleged environmental contamination and surface restoration on the lands covered by the RSF Lease and also seeks a declaration that Newhall may terminate the RSF Lease or alternatively, that it may terminate those portions of the RSF Lease on which there is currently default under the Lease. MCPC claims that Newhall is not entitled to lease termination as a remedy and that Kerr-McGee and InterCoast and MidAmerican owe indemnities to MCPC for defense and certain potential liability under Newhall's action, all as more particularly described in the Harris County, Texas litigation described above. Discovery is ongoing, and the lawsuit is set for trial in January 2003.
         The Company is also a party to various other lawsuits and governmental proceedings. See Note 10 of Notes to Consolidated Financial Statements included in the Company's Annual Report to stockholders on Form 10-K for the year ended December 31, 2000.


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

               None.

     (b)  Reports on Form 8-K.

               There were no reports on Form 8-K filed during the three months ended September 30, 2001.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               KCS ENERGY, INC.


November 13, 2001                                /S/ FREDERICK DWYER
                                                 -------------------------------
                                                     Frederick Dwyer
                                                     Vice President, Controller
                                                     and Secretary