Form 10-Q/A
period 2001-03-31
KCS ENERGY INC
filed 2001-12-31
CIK 832820

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

          Common Stock, $0.01 par value: 29,408,810 shares outstanding as of May 1, 2001.

This amendment on Form 10-Q/A is being filed to restate KCS Energy, Inc.'s March 31, 2001 unaudited consolidated financial statements related to accounting for the adoption of Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities. See Note 10 to our unaudited consolidated financial statements for further discussion of the matter.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

                                                                        Three Months Ended
                                                                              March 31,
(Amounts in thousands except                                          -----------------------
per share data)             Unaudited                                   2001            2000
                                                                      --------       --------
Oil and gas revenue                                                   $ 56,673       $ 36,243
Other revenue, net                                                      16,036            440
                                                                      --------       --------
Total revenue                                                           72,709         36,683
                                                                      --------       --------
Operating costs and expenses
     Lease operating expenses                                            9,223          6,522
     Production taxes                                                    3,064          1,209
     General and administrative expenses                                 2,753          2,094
     Depreciation, depletion and amortization                           13,572         12,622
                                                                      --------       --------
Total operating costs and expenses                                      28,612         22,447
                                                                      --------       --------
Operating income                                                        44,097         14,236
                                                                      --------       --------
Interest and other income, net                                             389             --
Interest expense (contractual interest for the three months
     ended March 31, 2000 was $9,217)                                   (7,325)        (6,785)
                                                                      --------       --------
Income before reorganization items and income taxes                     37,161          7,451
                                                                      --------       --------
Reorganization items
     Write-off of deferred debt issuance costs related to
          senior notes and senior subordinated notes                        --         (6,132)
     Financial restructuring costs                                      (2,639)        (2,065)
     Interest income                                                       227             99
                                                                      --------       --------
Total reorganization items                                              (2,412)        (8,098)
                                                                      --------       --------
Income (loss) before income taxes                                       34,749           (647)
Federal and state income (taxes) benefit                                 6,231             --
                                                                      --------       --------
Net income (loss)                                                       40,980           (647)
Preferred stock dividends                                                 (163)            --
                                                                      --------       --------
Income (loss) available to common stockholders                        $ 40,817       $   (647)
                                                                      ========       ========

Earnings (loss) per share of common stock:
   Basic                                                                  1.38       $  (0.02)
   Diluted                                                                1.21          (0.02)
                                                                      ========       ========
Average shares outstanding for computation of earnings per share
Basic                                                                   29,549         29,267
Diluted                                                                 33,957         29,267
                                                                      ========       ========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                       KCS ENERGY, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands                                                  March 31,        December 31,
   except for per share data)       Unaudited                            2001              2000
                                                                     ------------       ------------
Assets
Current assets
      Cash and cash equivalents                                      $     44,665       $     39,994
      Trade accounts receivable                                            32,142             45,954
      Other current assets                                                  6,267              5,697
                                                                     ------------       ------------
           Current assets                                                  83,074             91,645
                                                                     ------------       ------------
Oil and gas properties, full cost method, net                             246,404            245,169
Other property, plant and equipment, net                                    9,918              9,731
                                                                     ------------       ------------
           Property, plant and equipment, net                             256,322            254,900
                                                                     ------------       ------------
Deferred charges and other assets                                             828                790
Deferred taxes                                                             15,546                 --
                                                                     ------------       ------------
                                                                     $    355,770       $    347,335
                                                                     ============       ============
Liabilities and stockholders' equity
Current liabilities
      Accounts payable                                               $     17,449       $     22,974
      Accrued interest on public debt                                       4,122                 --
      Other accrued liabilities                                            21,267             19,441
      Short-term debt                                                          --             76,705
                                                                     ------------       ------------
           Current liabilities                                             42,838            119,120
Deferred credits and other liabilities
      Deferred revenue                                                    162,432                 --
      Other                                                                 1,061              1,359
                                                                     ------------       ------------
           Deferred credits and other liabilities                         163,493              1,359
                                                                     ------------       ------------
Liabilities subject to compromise
      Senior notes                                                             --            150,000
      Senior subordinate notes                                                 --            125,000
      Accrued interest on public debt                                          --             58,198
      Pre-petition accounts payable                                            --              1,978
                                                                     ------------       ------------
           Liabilities subject to compromise                                   --            335,176
                                                                     ------------       ------------
Long-term debt
      Senior notes                                                         79,800                 --
      Senior subordinated notes                                           125,000                 --
                                                                     ------------       ------------
           Long-term debt                                                 204,800                 --
                                                                     ------------       ------------
Convertible preferred stock                                                30,163                 --
                                                                     ------------       ------------
Common Stockholders' (deficit) equity
      Common stock, par value $0.01 per share
           authorized 50,000,000 shares, issued 31,575,906
           and 31,433,006, respectively                                       320                314
      Additional paid-in capital                                          143,853            145,098
      Retained (deficit) earnings                                        (208,174)          (248,991)
      Accumulated other comprehensive income                              (16,782)                --
      Less treasury stock, 2,167,096 shares, at cost                       (4,741)            (4,741)
                                                                     ------------       ------------
           Total common stockholders' (deficit) equity                    (85,524)          (108,320)
                                                                     ------------       ------------
Total liabilities and stockholders' equity                           $    355,770       $    347,335
                                                                     ============       ============


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                       KCS ENERGY, INC. AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                              Three Months Ended
                                                                                   March 31,
                                                                            -------------------------
(Dollars in thousands)                  Unaudited                             2001            2000
---------------------------------------------------------                   ---------       ---------
Cash flows from operating activities
      Net income (loss)                                                     $  40,980       $    (647)
      Adjustments to reconcile net income (loss )
        to cash provided by operating activities:
         Depreciation, depletion and amortization                              13,572          12,622
         Amortization of deferred revenue                                     (12,935)             --
         Non-cash losses on derivative instruments                             17,803              --
         Tax benefit on non-cash losses on derivative instruments              (6,231)             --
         Non-cash gains on derivative instruments                              (7,694)             --
         Realized losses on derivative instruments                             (8,104)             --
         Other non-cash charges and credits, net                                  134             539
         Reorganization items                                                   2,412           8,098
                                                                            ---------       ---------
                                                                               39,937          20,612
         Proceeds from Enron Production Payment, net                          175,367              --
         Realized losses on derivative instruments terminated in
            connection with Plan of reorganization                            (27,995)             --
         Change in trade accounts receivable                                   13,812          (1,358)
         Change in accounts payable and accrued liabilities                    (5,676)          6,063
         Change in accrued interest payable                                   (54,132)             --
         Other, net                                                              (902)          1,346
                                                                            ---------       ---------
Net cash provided by operating activities
         before reorganization items                                          140,411          26,663
Reorganization items (excluding non-cash write-off
   of deferred debt issuance costs in 2000)                                    (2,412)         (1,966)
                                                                            ---------       ---------
Net cash provided by operating activities                                     137,999          24,697

Cash flows from investing activities:
      Investment in oil and gas properties                                    (14,422)        (12,563)
      Other capital expenditures, net                                            (572)           (140)
                                                                            ---------       ---------
Net cash used in investing activities                                         (14,994)        (12,703)
                                                                            ---------       ---------
Cash flows used in financing activities:
      Repayments of debt                                                     (146,905)         (7,500)
      Issuance of convertible preferred stock, net                             28,512              --
      Deferred financing costs & other                                             59          (1,306)
                                                                            ---------       ---------
Net cash used in financing activities                                        (118,334)         (8,806)
                                                                            ---------       ---------
Net increase in cash and cash equivalents                                       4,671           3,188
Cash and cash equivalents at beginning of period                               39,994          10,584
                                                                            ---------       ---------
Cash and cash equivalents at end of period                                  $  44,665       $  13,772
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

     Under the terms of the Plan the Company: 1) secured a new exit facility in the form of a volumetric production payment ("Enron Production Payment") whereby it sold approximately 43.1 Bcfe (38.3 Bcf of gas and 797,000 barrels of oil) of proved reserves to be delivered in accordance with an agreed schedule over a five year period for net proceeds of approximately $176 million and repaid all amounts outstanding under its existing bank credit facilities, 2) sold $30.0 million of convertible preferred stock, 3) paid to the holders of the Company's 11% Senior Notes, on a pro rata basis, cash equal to the sum of (a) $60.0 million plus the amount of past due accrued and unpaid interest of $15.1 million on $60.0 million of the Senior Notes as of the effective date, compounded semi-annually at 11% per annum and (b) the amount of past due accrued and unpaid interest of $21.5 million on $90.0 million of the Senior Notes as of January 15, 2001, compounded semi-annually at 11% per annum, 4) paid to the holders of the Company's 8 7/8% Senior Subordinated Notes, cash in the amount of past due accrued and unpaid interest of $23.7 million as of January 15, 2001, compounded semi-annually at 8 7/8% per annum, 5) renewed the remaining outstanding $90.0 million principal amount of Senior Notes and $125.0 million principal amount of Senior Subordinated Notes under amended indentures governing the Senior Notes and Senior Subordinated Notes, but without a change in interest rates, and 6) paid pre-petition trade creditors in full. Shareholders retained 100% of their common stock, subject to dilution from conversion of the new convertible preferred stock.
         The convertible preferred stock offering consisted of 30,000 shares of Series A Convertible Preferred Stock ("Preferred Stock") at a price of $1,000 per share convertible at any time into 10,000,000 shares of KCS Energy, Inc. at a conversion price of $3.00 per share. The Preferred Stock pays a 5% per annum dividend payable quarterly in cash or, during the first two years following issuance, the Company has the option to pay the dividend in shares of KCS common stock.

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

6. Derivative Instruments and Other Comprehensive Income
     Oil and gas prices are historically volatile. The Company manages the risk associated with the price fluctuations affecting it, by entering in to derivative contracts effectively fixing the price of certain sales volumes for certain time periods. The Company has entered and may continue to enter into derivative contracts to manage this price risk.

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

     Upon adoption of SFAS No. 133, the Company recorded a liability of $43.8 million representing the fair market value of its derivative instruments at adoption, a related deferred tax asset of $15.3 million and an after-tax cumulative effect of change in accounting principle of $28.5 million to accumulated other comprehensive income. The Company elected not to designate its existing derivative instruments as hedges which, subsequent to adoption of SFAS No. 133, would require that changes in a derivative instrument's fair value be recognized currently in earnings. However, SFAS No. 133 requires the Company's derivative instruments that had been designated as cash flow hedges under accounting principles generally accepted prior to the initial application of SFAS No. 133 continue to be accounted for as cash flow hedges with a transition adjustment reported as a cumulative-effect-type adjustment to accumulated other comprehensive income as mentioned above.

      In February 2001, the Company terminated certain derivative instruments in connection with its emergence from bankruptcy for a cash payment of $28.0 million, which was offset against the accrued liability recorded in connection with the adoption of SFAS No. 133. During the quarter ended March 31, 2001, as a result of market price decreases, the ultimate cost to settle derivative instruments in place at January 1, 2001 was reduced by $7.7 million. This non-cash gain was recorded in other revenue during the quarter. The actual cost to settle the remaining derivatives was $8.1 million.

     Under the provisions of SFAS No. 133, if a derivative instrument accounted for as a cash flow hedge is sold, terminated or exercised, the net gain or loss shall remain in accumulated other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged anticipated transaction affects earnings. Accordingly, accumulated other comprehensive income at March 31, 2001 includes $16.9 million (after tax) of the loss realized upon termination of derivative instruments that will be reclassified into earnings over the original term of the derivative instruments, which extended through August 2005. During the three months ended March 31, 2001, the Company reclassified into earnings as oil and gas revenues $17.8 million related to the expiration of certain instruments and the amortization of the loss realized on natural gas produced during the quarter. The related tax benefit amounted to $6.2 million.

     At March 31, 2001 the Company had entered into contracts for derivative instruments, designated as cash flow hedges, covering 600,000 MMBtu with a floor price of $4.50 per MMBtu and a ceiling price of $7.90 per MMBtu which resulted in recording other current assets of $0.1 million and $0.1 million of accumulated other comprehensive income representing the effective portion of unrealized hedge gains under the SFAS No. 133 associated with these derivative instruments. In addition, the company had entered into derivative contracts covering 1,000,000 MMBtu with a floor price of $4.50 per MMBtu and ceilings ranging from $6.23 to $7.26 per MMBtu that were not designated as hedges.

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

9. Earnings Per Share
     The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations for income before the cumulative effect of accounting change for the three months ended March 31, 2001:



                                                                      2001
                                              ----------------------------------------------------
                                                 Income              Shares            Per Share
                                               (Numerator)        (Denominator)         Amount
                                              -------------       -------------      -------------
Net income                                    $      40,980
Less: preferred stock dividends                        (163)
                                              -------------       -------------      -------------
Income available to
   common stockholders                               40,817              29,549*     $        1.38

Effect of dilutive securities:
   Preferred stock conversion                                             4,333
   Preferred stock dividends                            163                  27
   Stock options                                                             48
                                              -------------       -------------      -------------
   Income available to common
     stockholders assuming dilution           $      40,980              33,957               1.21
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

Note 10 - Restatement

The Company has been advised by its outside auditors that their earlier advice regarding the Company's treatment of the adoption of Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") was incorrect.

Upon adoption of SFAS No. 133 on January 1, 2001, the Company recorded a liability of $43.8 million representing the fair market value of its derivative instruments. All of the Company's derivative instruments that existed at January 1, 2001 were scheduled to expire during the first quarter of 2001 or were terminated in connection with the Company's emergence from Chapter 11 in February 2001. The Company elected not to designate its existing derivatives as hedges and reported the $43.8 million ($28.5 million after-tax) currently through earnings, as a cumulative effect of an accounting change.

The outside auditors now believe that the Company's initial adoption of SFAS No. 133 was incorrectly reported through earnings as a traditional cumulative-effect type component of net income at January 1, 2001. Rather, the outside auditors have advised the Company that their current view is that SFAS No. 133 requires the Company's derivative instruments that had been designated as cash flow hedges under accounting principles generally accepted prior to the initial application of SFAS No. 133 continue to be accounted for as cash flow hedges with a transition adjustment reported as a cumulative-effect-type adjustment to accumulated other comprehensive income, a component of stockholders' equity, and not recognized currently through earnings.

Under the provisions of SFAS No. 133, if a derivative instrument accounted for as a cash flow hedge is sold, terminated or exercised, the net gain or loss shall remain in accumulated other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged anticipated transaction affects earnings. Accordingly, even though all of the Company's derivatives that existed at January 1, 2001 either expired or were terminated during the first quarter of 2001, accumulated other comprehensive income at March 31, 2001 includes $16.9 million (after tax) of the loss realized upon termination of derivative instruments. This component of accumulated other comprehensive income will be reclassified into earnings over the original term of the derivative instruments, which extended through August 2005. See Note 6.

The restatement has no effect on cash flow, total assets, total liabilities and total stockholders' equity (deficit) but does have a non-cash impact on earnings as outlined below:


                                                           ---------   ------------   ---------
                                                            Restated    As Reported     Change
                                                           ---------   ------------   ---------
Condensed Statement of Consolidated Operations
  for the Three Months Ended March 31, 2001
------------------------------------------------------
Oil and gas revenues                                       $  56,673    $  74,476      $(17,803)
Federal and state income tax benefit                           6,231           --         6,231
Cumulative effect of accounting change, net of tax                --      (28,451)       28,451
Net income                                                    40,980       24,101        16,879
Basic earnings per share of common stock                        1.38         0.81          0.57
Diluted earnings per share of common stock                      1.21         0.71          0.50

Condensed Consolidated Balance Sheet at March 31, 2001
------------------------------------------------------
Current assets                                                83,074       83,074            --
Current liabilities                                           42,838       42,838            --
Retained (deficit) earnings                                 (208,174)    (225,053)       16,879
Accumulated other comprehensive income                       (16,782)          97       (16,879)
Total common stockholders' (deficit) equity                  (85,524)     (85,524)           --

Condensed Statement of Consolidated Cash Flows
  for the Three Months Ended March 31, 2001
------------------------------------------------------
Net cash provided by operating activities                    137,999      137,999            --
Net increase in cash and cash equivalents                      4,671        4,671            --


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

Results of Operations
         Income before reorganization items and income taxes for the three months ended March 31, 2001 was $37.2 million compared to $7.5 million for the same period in 2000. This increase was attributable to higher natural gas prices, increased working interest production and higher other revenue, partially offset by lower production from the Company's volumetric production payment ("VPP") program and higher operating expenses. Reorganization items for the three months ended March 31, 2001 were $2.4 million compared to $8.1 million for the same period last year. Net income for the three months ended March 31, 2001 was $41.0 million compared to a net loss of $0.6 million for the same period a year ago.

                                                                  Three Months Ended
                                                                       March 31,
                                                                 ---------------------
                                                                 2001 (a)        2000
                                                                 --------      -------
Production:
      Gas (MMcf)                                                    9,548       10,733
      Oil (Mbbl)                                                      331          333
      Liquids (Mbbl)                                                   83           35

      Summary (Mmcfe):
         Working interest                                          10,869        9,452
         VPP                                                        1,161        3,496
                                                                  -------      -------
                   Total                                           12,030       12,948

Average Price:
      Gas (per Mcf)                                               $  4.97      $  2.53
      Oil (per bbl)                                                 23.54        25.84
      Liquids (per bbl)                                             17.83        15.17
      Total (per Mcfe)                                               4.71         2.80

Revenue:
      Gas                                                         $47,409      $27,108
      Oil                                                           7,786        8,604
      Liquids                                                       1,478          531
                                                                  -------      -------
      Total                                                       $56,673      $36,243
                                                                  =======      =======

(a) Includes 3,242 MMcfe dedicated to the Enron Production Payment. See Notes 2 and 3 to Condensed Consolidated Financial Statements.

Gas revenue
         For the three months ended March 31, 2001, gas revenue increased $20.3 million to $47.4 million due to a 96% increase in average realized gas prices and a 15% increase in working interest production, partially offset by a 67% decrease in production from the VPP program. The decrease in VPP production in 2001 was primarily attributable to the expiration of certain VPPs and limited investment in this program since 1999.

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

Income tax benefit

          In connection with the adoption of SFAS No. 133, the Company recorded a liability of $43.8 million representing the fair market value of its derivative instruments upon adoption and an after-tax loss from the cumulative effect of a change in accounting principle to other comprehensive income of $28.5 million. For the three months ended March 31, 2001, the Company reclassified $17.8 million of the liability as a non-cash reduction to oil and gas revenues and recorded a related tax benefit of $6.2 million.

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

                                             KCS ENERGY, INC.



December 28, 2001                            /s/  FREDERICK DWYER
                                             ----------------------------------
                                                  Frederick Dwyer
                                                   Vice President, Controller
                                                      and Secretary