Form 10-Q/A
period 2001-06-30
KCS ENERGY INC
filed 2001-12-31
CIK 832820

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

This amendment on Form 10-Q/A is being filed to restate KCS Energy, Inc.'s June 30, 2001 unaudited consolidated financial statements related to accounting for the adoption of Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities. See Note 11 to our unaudited consolidated financial statements for further discussion of the matter.

                       KCS ENERGY, INC. AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

                                                    Three Months Ended            Six Months Ended
                                                         June 30,                      June 30,
(Amounts in thousands except                       ---------------------       ----------------------
per share data)                   Unaudited         2001          2000           2001          2000
-------------------------------------------        -------       -------       --------       -------
Oil and gas revenue                                $48,561       $44,240       $105,234       $80,483
Other revenue, net                                     477         1,148         16,513         1,588
-----------------------------------------------------------------------------------------------------
Total revenue                                       49,038        45,388        121,747        82,071
-----------------------------------------------------------------------------------------------------
Operating costs and expenses
    Lease operating expenses                         7,730         7,078         16,953        13,600
    Production taxes                                 2,002         1,537          5,066         2,746
    General and administrative expenses              2,458         1,722          5,211         3,816
    Depreciation, depletion and amortization        13,907        12,534         27,479        25,156
-----------------------------------------------------------------------------------------------------
Total operating costs and expenses                  26,097        22,871         54,709        45,318
-----------------------------------------------------------------------------------------------------
Operating income                                    22,941        22,517         67,038        36,753
-----------------------------------------------------------------------------------------------------
Interest and other income, net                         629           352          1,018           352
Interest expense (contractual interest was
  $9,132 and $18,350 for the three and six
  months ended June 30, 2000, respectively)         (4,871)       (6,769)       (12,196)      (13,554)
-----------------------------------------------------------------------------------------------------
Income before reorganization items
  and income taxes                                  18,699        16,100         55,860        23,551
-----------------------------------------------------------------------------------------------------
Reorganization items
    Write-off of deferred debt issue costs
      related to senior notes and senior
      subordinated notes                                --            --             --        (6,132)
    Financial restructuring costs                     (180)       (1,431)        (2,819)       (3,496)
    Interest income                                     --           168            227           267
-----------------------------------------------------------------------------------------------------
Total reorganization items                            (180)       (1,263)        (2,592)       (9,361)
-----------------------------------------------------------------------------------------------------
Income before income taxes                          18,519        14,837         53,268        14,190
Federal and state income (taxes) benefit               709            --          6,940            --
-----------------------------------------------------------------------------------------------------
Net income                                          19,228        14,837         60,208        14,190
Preferred stock dividends                             (330)           --           (493)           --
-----------------------------------------------------------------------------------------------------
Income available to common stockholders            $18,898       $14,837       $ 59,715       $14,190
=====================================================================================================
Earnings per share
  of common stock:
    Basic                                          $  0.63       $  0.51       $   2.01       $  0.48
    Diluted                                           0.48          0.51           1.62          0.48
=====================================================================================================
Weighted average shares outstanding for
  computation of earnings per share
Basic                                               29,910        29,266         29,729        29,266
Diluted                                             40,211        29,273         37,147        29,290
=====================================================================================================

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)                Unaudited      June 30, 2001      December 31, 2000
------------------------------------------------------------------------------------------  ---------------------
Assets
------
Current assets
     Cash and cash equivalents                                             $      31,077          $      39,994
     Trade accounts receivable                                                    31,112                 45,954
     Other current assets                                                          9,913                  5,697
-----------------------------------------------------------------------------------------------------------------
          Current assets                                                          72,102                 91,645
-----------------------------------------------------------------------------------------------------------------
Oil and gas properties, full cost method, net                                    271,110                245,169
Other property, plant and equipment, net                                           9,870                  9,731
-----------------------------------------------------------------------------------------------------------------
          Property, plant and equipment, net                                     280,980                254,900
-----------------------------------------------------------------------------------------------------------------
Deferred charges and other assets                                                    866                    790
Deferred taxes                                                                    15,546                     --
-----------------------------------------------------------------------------------------------------------------
                                                                           $     369,494          $     347,335
=================================================================================================================
Liabilities and stockholders' equity
------------------------------------
Current liabilities
     Accounts payable                                                      $      23,247          $      22,974
     Accrued interest on public debt                                               9,090                     --
     Other accrued liabilities                                                    20,393                 19,441
     Short-term debt                                                                  --                 76,705
-----------------------------------------------------------------------------------------------------------------
          Current liabilities                                                     52,730                119,120
-----------------------------------------------------------------------------------------------------------------
Deferred credits and other liabilities
     Deferred revenue                                                            145,122                     --
     Other                                                                           601                  1,359
-----------------------------------------------------------------------------------------------------------------
          Deferred credits and other liabilities                                 145,723                  1,359
-----------------------------------------------------------------------------------------------------------------
Liabilities subject to compromise
     Senior notes                                                                     --                150,000
     Senior subordinated notes                                                        --                125,000
     Accrued interest on public debt                                                  --                 58,198
     Pre-petition accounts payable                                                    --                  1,978
-----------------------------------------------------------------------------------------------------------------
          Liabilities subject to compromise                                           --                335,176
-----------------------------------------------------------------------------------------------------------------
Long-term debt
     Senior notes                                                                 79,800                     --
     Senior subordinated notes                                                   125,000                     --
-----------------------------------------------------------------------------------------------------------------
          Long-term debt                                                         204,800                     --
-----------------------------------------------------------------------------------------------------------------
Convertible preferred stock                                                       26,485                     --
-----------------------------------------------------------------------------------------------------------------
Common stockholders' (deficit) equity
     Common stock, par value $0.01 per share
     authorized 50,000,000 shares
     issued 33,337,885 and 31,433,006, respectively                                  333                    314
     Additional paid-in-capital                                                  148,004                145,098
     Retained (deficit) earnings                                                (189,276)              (248,991)
     Accumulated other comprehensive income                                      (14,564)                    --
     Less treasury stock, 2,167,096 shares, at cost                               (4,741)                (4,741)
-----------------------------------------------------------------------------------------------------------------
          Total common stockholders' (deficit) equity                            (60,244)              (108,320)
-----------------------------------------------------------------------------------------------------------------
                                                                           $     369,494          $     347,335
=================================================================================================================

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                         Six Months Ended
                                                                              June 30,
                                                                ---------------------------------
(Dollars in thousands)                         Unaudited             2001                2000
----------------------------------------------------------      --------------      -------------
Cash flows from operating activities:
     Net income                                                  $    60,208         $    14,190
     Adjustments to reconcile net income
       to cash provided by operating activities:
          Depreciation, depletion and amortization                    27,479              25,156
          Amortization of deferred revenue                           (30,277)                 --
          Non-cash losses on derivative instruments                   19,830                  --
          Tax benefit on non-cash losses on derivative
           instruments                                                (6,940)                 --
          Non-cash gains on derivative instruments                    (7,694)                 --
          Realized losses on derivative instruments                   (8,104)                 --
          Other non-cash charges and credits, net                         49               1,097
          Reorganization items                                         2,592               9,361
-------------------------------------------------------------------------------------------------
                                                                      57,143              49,804

          Proceeds from Enron Production Payment, net                175,339                  --
          Realized losses on derivative instruments terminated
            in connection with Plan of reorganization                (27,995)                 --
          Change in trade accounts receivable                         14,842              (6,877)
          Change in accounts payable and accrued liabilities            (753)              6,907
          Change in accrued interest payable                         (49,108)              8,250
          Other, net                                                  (3,908)              2,775
-------------------------------------------------------------------------------------------------
Net cash provided by operating activities
     before reorganization items                                     165,620              60,859
Reorganization items (excluding non-cash write-off
     of deferred debt issue costs in 2000)                            (2,592)             (3,229)
-------------------------------------------------------------------------------------------------
Net cash provided by operating activities                            163,028              57,630

Cash flows from investing activities:
     Investment in oil and gas properties                            (52,530)            (31,278)
     Other capital expenditures, net                                  (1,029)               (158)
-------------------------------------------------------------------------------------------------
Net cash used in investing activities                                (53,559)            (31,436)
-------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Repayments debt                                                (146,905)            (14,813)
     Issuance of convertible preferred stock, net                     28,444                  --
     Deferred financing costs and other                                   75              (1,317)
-------------------------------------------------------------------------------------------------
Net cash used in financing activities                               (118,386)            (16,130)
-------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                  (8,917)             10,064
Cash and cash equivalents at beginning of period                      39,994              10,584
-------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                       $    31,077         $    20,648
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

6. Derivative Instruments and Other Comprehensive Income
         Oil and gas prices are historically volatile. The Company manages the risk associated with the price fluctuations affecting it by entering into derivative contracts effectively fixing the price of certain sales volumes for certain time periods. The Company has entered and may continue to enter into derivative contracts to manage this price risk.
         Effective January 1, 2001, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended, establishes accounting and disclosure standards requiring that all derivative instruments be recorded in the balance sheet as an asset or liability, measured at fair value. SFAS No. 133 requires that changes in a derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. At January 1, 2001, the Company's derivative instruments included swaps and collars to manage price risk associated with the production of natural gas.
         Upon adoption of SFAS No. 133, the Company recorded a liability of $43.8 million representing the fair market value of its derivative instruments at adoption, a related deferred tax asset of $15.3 million and an after-tax cumulative effect of change in accounting principle of $28.5 million to accumulated other comprehensive income. The Company elected not to designate its existing derivative instruments as hedges which, subsequent to adoption of SFAS No. 133, would require that changes in a derivative instrument's fair value be recognized currently in earnings. However, SFAS No. 133 requires the Company's derivative instruments that had been designated as cash flow hedges under accounting principles generally accepted prior to the initial application of SFAS No. 133 continue to be accounted for as cash flow hedges with a transition adjustment reported as a cumulative-effect-type adjustment to accumulated other comprehensive income as mentioned above.
         In February 2001, the Company terminated certain derivative instruments in connection with its emergence from bankruptcy for a cash payment of $28.0 million, which was offset against the accrued liability recorded in connection with the adoption of SFAS No. 133. During the quarter ended March 31, 2001, as a result of market price decreases, the ultimate cost to settle derivative instruments in place at January 1, 2001 was reduced by $7.7 million. This non-cash gain was recorded in other revenue during the quarter. The actual cost to settle the remaining derivatives was $8.1 million.
         Under the provisions of SFAS No. 133, if a derivative instrument accounted for as a cash flow hedge is sold, terminated or exercised, the net gain or loss shall remain in accumulated other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged anticipated transaction affects earnings. Accordingly, accumulated other comprehensive income at June 30, 2001 includes $15.6 million (after tax) of the loss realized upon termination of derivative instruments that will be reclassified into earnings over the original term of the derivative instruments, which extended through August 2005. During the six months ended June 30, 2001, the Company reclassified into earnings as oil and gas revenues $19.8 million related to the expiration of certain instruments and the amortization of the loss realized on natural gas produced during the quarter. The related tax benefit amounted to $6.9 million.
         At June 30, 2001 the Company had entered into contracts for derivative instruments designated as cash flow hedges covering: 1) 690,000 MMBtu with terms extending through September 30, 2001 including 90,000 MMBtu at a price of $5.04 per MMBtu and 600,000 MMBtu with floor and ceiling prices of $4.50 and $7.90 per MMBtu respectively and 2) 92,000 barrels of oil with terms extending through December 31, 2001 at a price of $28.15 per barrel. Accordingly, the Company recorded other current assets of $1.4 million, and $1.0 million of accumulated other comprehensive income representing the portion of unrealized hedge gains under SFAS No. 133 associated with these derivative instruments. The Company also entered into gas swap contracts not designated as hedges covering 310,000 MMBtu at $4.20 per MMBtu for the month of July 2001.

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

9. Earnings Per Share
         The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations for income before the cumulative effect of accounting change for the three and six months ended June 30, 2001:

                                              Three Months Ended                            Six Months Ended
                                                 June 30, 2001                               June 30, 2001
                                     ----------------------------------------  ----------------------------------------
                                       Income          Shares       Per Share    Income          Shares       Per Share
                                     (Numerator)    (Denominator)    Amount    (Numerator)    (Denominator)    Amount
                                     -----------    -------------   ---------  -----------    -------------   ---------
Net income                             $19,228                                   $60,208
Less: preferred stock dividends           (330)                                     (493)
                                       -------         ------          ----      -------         ------          ----
Income available to
  common stockholders                   18,898         29,910         $0.63       59,715         29,729         $2.01

Effect of dilutive securities:
  Preferred stock conversion                            9,986                                     7,160
  Preferred stock dividends                330             56                        493             83
  Stock options & warrants                                259                                       175
                                       -------         ------          ----      -------         ------          ----
Income available to common
  stockholders assuming dilution       $19,228         40,211          0.48      $60,208         37,147          1.62
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

Note 11 - Restatement

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

Under the provisions of SFAS No. 133, if a derivative instrument accounted for as a cash flow hedge is sold, terminated or exercised, the net gain or loss shall remain in accumulated other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged anticipated transaction affects earnings. Accordingly, even though all of the Company's derivatives that existed at January 1, 2001 either expired or were terminated during the first quarter of 2001, accumulated other comprehensive income at June 30, 2001 includes $15.6 million (after tax) of the loss realized upon termination of derivative instruments. This component of accumulated other comprehensive income will be reclassified into earnings over the original term of the derivative instruments, which extended through August 2005. See
Note 6.

The restatement has no effect on cash flow, total assets, total liabilities and total stockholders' equity (deficit) but does have a non-cash impact on earnings as outlined below:


                                            ----------  -------------  ---------
                                             Restated    As Reported    Change
                                            ----------  -------------  ---------
Condensed Statement of Consolidated
  Operations for the Three Months Ended
  June 30, 2001
-----------------------------------------
Oil and gas revenues                        $  48,561     $  50,588    $ (2,027)
Net income                                     19,228        20,546    $ (1,318)
Basic earnings per share of common stock         0.63          0.68    $  (0.05)
Diluted earnings per share of common
  stock                                          0.48          0.51    $  (0.03)

Condensed Statement of Consolidated
  Operations for the Six Months Ended
  June 30, 2001
-----------------------------------------
Oil and gas revenues                          105,234       125,064     (19,830)
Federal and state income tax benefit            6,940            --       6,940
Cumulative effect of accounting change,
  net of tax                                       --       (28,451)     28,451
Net income                                     60,208        44,647      15,561
Basic earnings per share of common stock         2.01          1.49        0.52
Diluted earnings per share of common
  stock                                          1.62          1.20        0.42

Condensed Consolidated Balance Sheet at
  June 30, 2001
-----------------------------------------
Current assets                                 72,102        72,102          --
Current liabilities                            52,730        52,730          --
Retained (deficit) earnings                  (189,276)     (204,837)     15,561
Accumulated other comprehensive income        (14,564)          997     (15,561)
Total common stockholders' (deficit)
  equity                                      (60,244)      (60,244)         --

Condensed Statement of Consolidated
  Cash Flows for the Six Months Ended
  June 30, 2001
-----------------------------------------
Net cash provided by operating activities     163,028       163,028          --
Net decrease in cash and cash equivalents      (8,917)       (8,917)         --

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

Results of Operations
         Net income for the three months ended June 30, 2001 was $19.2 million compared to $14.8 million for the same period in 2000. This increase was attributable to higher natural gas prices, increased working interest production and lower interest expense, partially offset by lower production from the Company's volumetric production payment ("VPP") program and higher operating expenses. The 2000 period included $1.3 million of reorganization items associated with the Chapter 11 proceedings.
         Income before reorganization items and income taxes for the six months ended June 30, 2001 was $55.9 million compared to $23.6 million for the same period a year ago. This increase was attributable to higher natural gas prices, increased working interest production, higher other revenue and lower interest expense, partially offset by lower production from the VPP program and higher operating expenses. Reorganization items for the six months ended June 30, 2001 were $2.6 million compared to $9.4 million for the same period last year. Net income for the six months ended June 30, 2001 was $60.2 million compared to $14.2 million for the same period a year ago.

                             Three Months Ended             Six Months Ended
                                  June 30,                      June 30,
                          -------------------------     -------------------------
                             2001           2000            2001          2000
                          ----------     ----------     -----------   -----------
Production
     Gas (MMcf)               9,788         10,336          19,336         21,069
     Oil (Mbbl)                 315            340             646            673
     Liquids (Mbbl)              94             47             177             82

     Summary (MMcfe):
       Working interest      10,972          9,568          21,841         19,020
       VPP                    1,272          3,079           2,433          6,575
                          ----------     ----------     -----------   -----------
          Total              12,244         12,647          24,274         25,595

Average Price:
     Gas (per Mcf)         $   4.14       $   3.37       $    4.55      $    2.94
     Oil (per bbl)            21.20          25.75           22.39          25.81
     Liquids (per bbl)        14.47          14.17           16.03          14.50
     Total (per Mcfe)          3.97           3.50            4.34           3.14

Revenue:
     Gas                   $ 40,524       $ 34,833       $  87,933      $  61,941
     Oil                      6,677          8,755          14,463         17,359
     Liquids                  1,360            652           2,838          1,183
                          ----------     ----------     -----------   -----------
     Total                 $ 48,561       $ 44,240       $ 105,234      $  80,483
                          ----------     ----------     -----------   ------------


Note: Production includes 4,300 MMcfe and 7,542 MMcfe for the three and six months ended June 30, 2001, respectively, dedicated to the Enron Production Payment. See Notes 2 and 3 to Condensed Consolidated Financial Statements.

Gas revenue
           For the three months ended June 30, 2001, gas revenue increased $5.7 million to $40.5 million due to a 23% increase in average realized natural gas prices and a 17% increase in working interest production, partially offset by a 59% decrease in production from the VPP program. The decrease in VPP production in 2001 was primarily attributable to the expiration of certain VPPs and limited investment in this program since 1999.
         For the six months ended June 30, 2001, gas revenue increased $26.0 million to $87.9 million due to a 55% increase in average realized natural gas prices and a 17% increase in working interest production, partially offset by a 63% decrease in production from the VPP program.

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

Income tax benefit
         In connection with the adoption of SFAS No. 133, the Company recorded a liability of $43.8 million representing the fair market value of its derivative instruments upon adoption and an after-tax loss from the cumulative effect of a change in accounting principle to other comprehensive income of $28.5 million. For the three months ended June 30, 2001, the Company reclassified $2.0 million of the liability as a non-cash reduction to oil and gas revenues and recorded a related tax benefit of $0.7 million. For the six months ended June 30, 2001, the Company reclassified $19.8 million of the liability and recorded a related tax benefit of $6.9 million.

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

                                       KCS ENERGY, INC.


      December 28, 2001                /s/  FREDERICK DWYER
                                       --------------------------------------
                                            Frederick Dwyer
                                            Vice President, Controller
                                            and Secretary