Form 10-Q/A
period 2001-09-30
KCS ENERGY INC
filed 2001-12-31
CIK 832820

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

This amendment on Form 10-Q/A is being filed to restate KCS Energy, Inc.'s September 30, 2001 unaudited consolidated financial statements related to accounting for the adoption of Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities. See Note 11 to our unaudited consolidated financial statements for further discussion of the matter.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

                                                                  Three Months Ended             Nine Months Ended
                                                                      September 30,                 September 30,
(Amounts in thousands except                                ----------------------------    ----------------------------
per share data)                          Unaudited              2001            2000            2001            2000
--------------------------------------------------          ------------    ------------    ------------    ------------

Oil and gas revenue                                         $     38,747    $     46,789    $    143,981    $    127,272
Other revenue, net                                                   719             193          17,232           1,781
                                                            ------------    ------------    ------------    ------------
Total revenue                                                     39,466          46,982         161,213         129,053
                                                            ------------    ------------    ------------    ------------
Operating costs and expenses
             Lease operating expenses                              6,806           6,997          23,759          20,597
             Production taxes                                      1,563           1,580           6,629           4,326
             General and administrative expenses                   2,431           1,939           7,642           5,755
             Depreciation, depletion and amortization             15,332          11,664          42,811          36,820
                                                            ------------    ------------    ------------    ------------
Total operating costs and expenses                                26,132          22,180          80,841          67,498
                                                            ------------    ------------    ------------    ------------
Operating income                                                  13,334          24,802          80,372          61,555
                                                            ------------    ------------    ------------    ------------
Interest and other income, net                                       192              85           1,210             437
Interest expense (contractual interest was
   $9,030 and $27,380 for the three and nine
   months ended September 30, 2000, respectively)                 (4,880)         (6,698)        (17,076)        (20,252)
                                                            ------------    ------------    ------------    ------------
Income before reorganization items
   and income taxes                                                8,646          18,189          64,506          41,740
                                                            ------------    ------------    ------------    ------------
Reorganization items
             Write-off of deferred debt issue costs
                related to senior notes and senior
                subordinated notes                                    --              --              --          (6,132)
             Financial restructuring costs                          (356)         (1,642)         (3,175)         (5,138)
             Interest income                                          --             327             227             594
                                                            ------------    ------------    ------------    ------------
Total reorganization items                                          (356)         (1,315)         (2,948)        (10,676)
                                                            ------------    ------------    ------------    ------------
Income before income taxes                                         8,290          16,874          61,558          31,064
Federal and state income (taxes) benefit                             709              --           7,649              --
                                                            ------------    ------------    ------------    ------------
Net income                                                         8,999          16,874          69,207          31,064
Preferred stock dividends                                           (248)             --            (741)             --
                                                            ------------    ------------    ------------    ------------
Income available to common stockholders                     $      8,751    $     16,874    $     68,466    $     31,064
                                                            ============    ============    ============    ============
Earnings per share
  of common stock:
             Basic                                          $       0.27    $       0.58    $       2.23    $       1.06
             Diluted                                                0.22            0.58            1.81            1.06
                                                            ============    ============    ============    ============
Weighted average shares outstanding for
  computation of earnings per share
Basic                                                             32,636          29,266          30,711          29,266
Diluted                                                           40,188          29,326          38,248          29,302
                                                            ============    ============    ============    ============

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)    Unaudited        September 30, 2001    December 31, 2000
---------------------------------------------------------        ------------------    -----------------
Assets
Current assets
             Cash and cash equivalents                              $     25,157         $     39,994
             Trade accounts receivable                                    23,736               45,954
             Other current assets                                         13,419                5,697
                                                                    ------------         ------------
                  Current assets                                          62,312               91,645
                                                                    ------------         ------------
Oil and gas properties, full cost method, net                            273,210              245,169
Other property, plant and equipment, net                                   9,674                9,731
                                                                    ------------         ------------
                  Property, plant and equipment, net                     282,884              254,900
                                                                    ------------         ------------
Deferred charges and other assets                                          1,404                  790
Deferred taxes                                                            15,320                   --
                                                                    ------------         ------------
                                                                    $    361,920         $    347,335
                                                                    ============         ============
Liabilities and stockholders' equity
Current liabilities
             Accounts payable                                       $     22,308         $     22,974
             Accrued interest on public debt                               4,122                   --
             Other accrued liabilities                                    22,315               19,441
             Short-term debt                                                  --               76,705
                                                                    ------------         ------------
                  Current liabilities                                     48,745              119,120
                                                                    ------------         ------------
Deferred credits and other liabilities
             Deferred revenue                                            128,241                   --
             Other                                                           446                1,359
                                                                    ------------         ------------
                  Deferred credits and other liabilities                 128,687                1,359
                                                                    ------------         ------------
Liabilities subject to compromise
             Senior notes                                                     --              150,000
             Senior subordinated notes                                        --              125,000
             Accrued interest on public debt                                  --               58,198
             Pre-petition accounts payable                                    --                1,978
                                                                    ------------         ------------
                  Liabilities subject to compromise                           --              335,176
                                                                    ------------         ------------
Long-term debt
             Senior notes                                                 79,800                   --
             Senior subordinated notes                                   125,000                   --
                                                                    ------------         ------------
                  Long-term debt                                         204,800                   --
                                                                    ------------         ------------
Convertible preferred stock                                               17,876                   --
                                                                    ------------         ------------
Common stockholders' (deficit) equity
             Common stock, par value $0.01 per share
             authorized 50,000,000 shares
             issued 36,277,935 and 31,433,006, respectively                  363                  314
             Additional paid-in capital                                  157,207              145,098
             Retained (deficit) earnings                                (180,525)            (248,991)
             Accumulated other comprehensive income                      (10,492)                  --
             Less treasury stock, 2,167,096 shares, at cost               (4,741)              (4,741)
                                                                    ------------         ------------
                  Total common stockholders' (deficit) equity            (38,188)            (108,320)
                                                                    ------------         ------------
                                                                    $    361,920         $    347,335
                                                                    ============         ============

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                              KCS ENERGY, INC. AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                          Nine Months Ended
                                                                            September 30,
                                                                    ----------------------------
(Dollars in thousands)                     Unaudited                    2001            2000
----------------------------------------------------                ------------    ------------

Cash flows from operating activities:
     Net income                                                     $     69,207    $     31,064
     Adjustments to reconcile net income
       to cash provided by operating activities:
         Depreciation, depletion and amortization                         42,811          36,820
         Amortization of deferred revenue                                (47,152)             --
         Non-cash losses on derivative instruments                        21,857              --
         Tax benefit on non-cash losses on derivative
          instruments                                                     (7,649)             --
         Non-cash gains on derivative instruments                         (7,694)             --
         Realized losses on derivative instruments                        (8,104)             --
         Other non-cash charges and credits, net                             133           1,665
         Reorganization items                                              2,948          10,676
                                                                    ------------    ------------
                                                                          66,357          80,225

         Proceeds from Enron Production Payment, net                     175,399              --
         Realized losses on derivative instruments terminated
            in connection with Plan of reorganization                    (27,995)             --
         Change in trade accounts receivable                              22,218         (10,162)
         Change in accounts payable and accrued liabilities                  230          13,137
         Change in accrued interest payable                              (54,076)         12,375
         Other, net                                                       (4,991)          1,007
                                                                    ------------    ------------
Net cash provided by operating activities
         before reorganization items                                     177,142          96,582
Reorganization items (excluding non-cash write-off
         of deferred debt issue costs in 2000)                            (2,948)         (4,544)
                                                                    ------------    ------------
Net cash provided by operating activities                                174,194          92,038

Cash flows from investing activities:
     Investment in oil and gas properties, net                           (69,596)        (52,349)
     Other capital expenditures, net                                      (1,199)           (199)
                                                                    ------------    ------------
Net cash used in investing activities                                    (70,795)        (52,548)
                                                                    ------------    ------------

Cash flows from financing activities:
     Repayments of debt                                                 (146,905)        (22,460)
     Issuance of convertible preferred stock, net                         28,413              --
     Deferred financing costs and other                                      256          (1,325)
                                                                    ------------    ------------
Net cash used in financing activities                                   (118,236)        (23,785)
                                                                    ------------    ------------
Net increase (decrease) in cash and cash equivalents                     (14,837)         15,705
Cash and cash equivalents at beginning of period                          39,994          10,584
                                                                    ------------    ------------
Cash and cash equivalents at end of period                          $     25,157    $     26,289
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

2. Reorganization
         On January 30, 2001, the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") confirmed the KCS Energy, Inc. plan of reorganization ("the Plan") under Chapter 11 of Title 11 of the United States Bankruptcy Code after the Company's creditors and stockholders voted to approve the Plan. On February 20, 2001, the Company completed the necessary steps for the Plan to go effective and emerged from bankruptcy having reduced its debt from a peak of $425.0 million in early 1999 to $215.0 million and having cash on hand in excess of $30 million.
         Under the terms of the Plan the Company: 1) secured a new exit facility in the form of a volumetric production payment ("Enron Production Payment") whereby it sold approximately 43.1 Bcfe (38.3 Bcf of gas and 797,000 barrels of oil) of proved reserves to be delivered in accordance with an agreed schedule over a five year period for net proceeds of approximately $176 million and repaid all amounts outstanding under its existing bank credit facilities, 2) sold $30.0 million of convertible preferred stock, 3) paid to the holders of the Company's 11% Senior Notes, on a pro rata basis, cash equal to the sum of (a) $60.0 million plus the amount of past due accrued and unpaid interest of $15.1 million on $60.0 million of the Senior Notes as of the effective date, compounded semi-annually at 11% per annum and (b) the amount of past due accrued and unpaid interest of $21.5 million on $90.0 million of the Senior Notes as of January 15, 2001, compounded semi-annually at 11% per annum, 4) paid to the holders of the Company's 8 7/8% Senior Subordinated Notes, cash in the amount of past due accrued and unpaid interest of $23.7 million as of January 15, 2001, compounded semi-annually at 8 7/8% per annum, 5) renewed the remaining outstanding $90.0 million principal amount of Senior Notes and $125.0 million principal amount of Senior Subordinated Notes under amended indentures governing the Senior Notes and Senior Subordinated Notes, but without a change in interest rates, and 6) paid pre-petition trade creditors in full. Shareholders retained 100% of their common stock, subject to dilution from conversion of the new convertible preferred stock.
         The convertible preferred stock offering consisted of 30,000 shares of Series A Convertible Preferred Stock ("Preferred Stock") at a price of $1,000 per share convertible at any time into 10,000,000 shares of KCS Energy, Inc. at a conversion price of $3.00 per share. The Preferred Stock pays a 5% per annum dividend payable quarterly in cash or, during the first two years following issuance, the Company has the option to pay the dividend in shares of KCS common stock. As a result of conversions of the convertible preferred stock, 4.2 million shares of common stock and 0.4 million shares of common stock were issued as of September 30, 2001 and in October 2001, respectively.

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

6.   Derivative Instruments and Other Comprehensive Income
         Oil and gas prices are historically volatile. The Company manages the risk associated with the price fluctuations affecting it by entering into derivative contracts effectively fixing the price of certain sales volumes for certain time periods. The Company has entered and may continue to enter into derivative contracts to manage this price risk.
         Effective January 1, 2001, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended, establishes accounting and disclosure standards requiring that all derivative instruments be recorded in the balance sheet as an asset or liability, measured at fair value. SFAS No. 133 requires that changes in a derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. At January 1, 2001, the Company's derivative instruments included swaps and collars to manage price risk associated with the production of natural gas.
         Upon adoption of SFAS No. 133, the Company recorded a liability of $43.8 million representing the fair market value of its derivative instruments at adoption, a related deferred tax asset of $15.3 million and an after-tax cumulative effect of change in accounting principle of $28.5 million to accumulated other comprehensive income. The Company elected not to designate its existing derivative instruments as hedges which, subsequent to adoption of SFAS No. 133, would require that changes in a derivative instrument's fair value be recognized currently in earnings. However, SFAS No. 133 requires the Company's derivative instruments that had been designated as cash flow hedges under accounting principles generally accepted prior to the initial application of SFAS No. 133 continue to be accounted for as cash flow hedges with a transition adjustment reported as a cumulative-effect-type adjustment to accumulated other comprehensive income as mentioned above.
         In February 2001, the Company terminated certain derivative instruments in connection with its emergence from bankruptcy for a cash payment of $28.0 million, which was offset against the accrued liability recorded in connection with the adoption of SFAS No. 133. During the quarter ended March 31, 2001, as a result of market price decreases, the ultimate cost to settle derivative instruments in place at January 1, 2001 was reduced by $7.7 million. This non-cash gain was recorded in other revenue during the quarter. The actual cost to settle the remaining derivatives was $8.1 million.
         Under the provisions of SFAS No. 133, if a derivative instrument accounted for as a cash flow hedge is sold, terminated or exercised, the net gain or loss shall remain in accumulated other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged anticipated transaction affects earnings. Accordingly, accumulated other comprehensive income at September 30, 2001 includes $14.2 million (after tax) of the loss realized upon termination of derivative instruments that will be reclassified into earnings over the original term of the derivative instruments, which extended through August 2005. During the nine months ended September 30, 2001, the Company reclassified into earnings as oil and gas revenues $21.9 million related to the expiration of certain instruments and the amortization of the loss realized on natural gas produced during the quarter. The related tax benefit amounted to $7.6 million.
         At September 30, 2001 the Company had entered into contracts for derivative instruments designated as cash flow hedges covering: 1) 5,035,000 MMBtu with terms extending through October 31, 2002 including 755,000 MMBtu at a price of $4.05 per MMBtu, 2,140,000 MMBtu at a price of $4.02 per MMBtu so long as the NYMEX is above $2.50 (no settlement proceeds if NYMEX is below $2.50), and 2,140,000 MMBtu with floor price of $3.00; and 2) 46,000 barrels of oil with terms extending through December 31, 2001 at a price of $28.15 per barrel. At September 30, 2001 the Company has recorded other current assets of $3.8 million, other non-current assets of $0.4 million and $3.8 million of accumulated other comprehensive income representing the portion of unrealized hedge gains under SFAS No. 133 associated with these derivative instruments. The Company also entered into natural gas call contracts not designated as hedges covering 755,000 MMBtu at $4.05 per MMBtu extending through March 31, 2002.

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

9. Earnings Per Share
         The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations for income before the cumulative effect of accounting change for the three and nine months ended September 30, 2001:

                                                       Three Months Ended                        Nine Months Ended
                                                       September 30, 2001                        September 30, 2001
                                          ----------------------------------------   ------------------------------------------
                                             Income           Shares     Per Share      Income         Shares        Per Share
                                          (Numerator)    (Denominator)     Amount    (Numerator)    (Denominator)      Amount
                                          -----------    -------------   ---------   -----------    -------------   -----------
Net income                                $     8,999                                $    69,207
 Less: preferred stock dividends                 (248)                                      (741)
                                          -----------    -------------   ---------   -----------    -------------   -----------
Income available to
   common stockholders                          8,751           32,636   $    0.27        68,466           30,711   $      2.23

Effect of dilutive securities:
   Preferred stock conversion                                    7,351                                      7,223
   Preferred stock dividends                      248               71                       741              154
   Stock options & warrants                                        130                                        160
                                          -----------    -------------   ---------   -----------    -------------   -----------
   Income available to common
     stockholders assuming dilution       $     8,999           40,188   $    0.22   $    69,207           38,248   $      1.81
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

Under the provisions of SFAS No. 133, if a derivative instrument accounted for as a cash flow hedge is sold, terminated or exercised, the net gain or loss shall remain in accumulated other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged anticipated transaction affects earnings. Accordingly, even though all of the Company's derivatives that existed at January 1, 2001 either expired or were terminated during the first quarter of 2001, accumulated other comprehensive income at September 30, 2001 includes $14.2 million (after tax) of the loss realized upon termination of derivative instruments. This component of accumulated other comprehensive income will be reclassified into earnings over the original term of the derivative instruments, which extended through August 2005. See Note 6.

The restatement has no effect on cash flow, total assets, total liabilities and total stockholders' equity (deficit) but does have a non-cash impact on earnings as outlined below:


                                            ----------  -------------  ---------
                                             Restated    As Reported    Change
                                            ----------  -------------  ---------
Condensed Statement of Consolidated
  Operations for the Three Months Ended
  September 30, 2001
-----------------------------------------
Oil and gas revenues                        $  38,747     $  40,774    $ (2,027)
Net income                                      8,999        10,317      (1,318)
Basic earnings per share of common stock         0.27          0.31       (0.04)
Diluted earnings per share of common
  stock                                          0.22          0.26       (0.04)

Condensed Statement of Consolidated
  Operations for the Nine Months Ended
  September 30, 2001
-----------------------------------------
Oil and gas revenues                          143,981       165,838     (21,857)
Federal and state income tax benefit            7,649            --       7,649
Cumulative effect of accounting change,
  net of tax                                       --       (28,451)     28,451
Net income                                     69,207        54,964      14,243
Basic earnings per share of common stock         2.23          1.77        0.46
Diluted earnings per share of common
  stock                                          1.81          1.44        0.37

Condensed Consolidated Balance Sheet at
  September 30, 2001
-----------------------------------------
Current assets                                 62,312        62,312          --
Current liabilities                            48,745        48,745          --
Retained (deficit) earnings                  (180,525)     (194,768)     14,243
Accumulated other comprehensive income        (10,492)        3,751     (14,243)
Total common stockholders' (deficit)
  equity                                      (38,188)      (38,188)         --

Condensed Statement of Consolidated
  Cash Flows for the Nine Months Ended
  September 30, 2001
-----------------------------------------
Net cash provided by operating activities     174,194       174,194          --
Net decrease in cash and cash equivalents     (14,837)      (14,837)         --

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

Results of Operations
         Net income for the three months ended September 30, 2001 was $9.0 million compared to $16.9 million for the same period in 2000. This decrease was attributable to lower natural gas prices, lower production from the Company's volumetric production payment program ("VPP") and higher depletion expense, partially offset by higher working interest production, lower interest expense and lower reorganization expenses.
         Income before reorganization items and income taxes for the nine months ended September 30, 2001 was $64.5 million compared to $41.7 million for the same period a year ago. This increase was attributable to higher natural gas prices, increased working interest production, higher other revenue and lower interest expense, partially offset by lower production from the VPP program and higher operating expenses. Reorganization items for the nine months ended September 30, 2001 were $2.9 million compared to $10.7 million for the same period last year. Net income for the nine months ended September 30, 2001 was $69.2 million compared to $31.1 million for the same period a year ago.

                                      Three Months Ended            Nine Months Ended
                                          September 30,               September 30,
                                 ---------------------------   ---------------------------
                                     2001           2000           2001           2000
                                 ------------   ------------   ------------   ------------
Production:
     Gas (MMcf)                         8,956          9,164         28,292         30,233
     Oil (Mbbl)                           288            324            934            997
     Liquids (Mbbl)                        98            107            275            189

     Summary (MMcfe):
        Working interest               10,167          9,524         32,008         28,541
        VPP                             1,105          2,237          3,538          8,815
                                 ------------   ------------   ------------   ------------
                Total                  11,272         11,761         35,546         37,356

Average Price:
     Gas (per Mcf)               $       3.49   $       3.94   $       4.21   $       3.24
     Oil (per bbl)                      21.77          29.27          22.20          26.94
     Liquids (per bbl)                  12.46          11.13          14.76          12.58
     Total (per Mcfe)                    3.44           3.98           4.05           3.41

Revenue:
     Gas                         $     31,256   $     36,063   $    119,189   $     98,004
     Oil                                6,270          9,532         20,733         26,891
     Liquids                            1,221          1,194          4,059          2,377
                                 ------------   ------------   ------------   ------------
     Total                       $     38,747   $     46,789   $    143,981   $    127,272
                                 ============   ============   ============   ============

Note: Production includes 4,210 MMcfe and 11,752 MMcfe for the three and nine months ended September 30, 2001, respectively, dedicated to the Enron Production Payment. See Notes 2 and 3 to Condensed Consolidated Financial Statements.

Gas revenue
         For the three months ended September 30, 2001, gas revenue decreased 13% to $31.3 million primarily due to an 11% decrease in average realized natural gas prices. Working interest production increased 7%, partially offset by a 51% decrease in scheduled production from the VPP program. The decrease in VPP production in 2001 was primarily attributable to the expiration of certain VPPs and limited investment in this program since 1999.
         For the nine months ended September 30, 2001, gas revenue increased $21.2 million to $119.2 million due to a 30% increase in average realized natural gas prices and a 12% increase in working interest production, partially offset by a 60% decrease in scheduled production from the VPP program.

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

Income tax benefit
         In connection with the adoption of SFAS No. 133, the Company recorded a liability of $43.8 million representing the fair market value of its derivative instruments upon adoption and an after-tax loss from the cumulative effect of a change in accounting principle to other comprehensive income of $28.5 million. For the three months ended September 30, 2001, the Company reclassified $2.0 million of the liability as a non-cash reduction to oil and gas revenues and recorded a related tax benefit of $0.7 million. For the nine months ended September 30, 2001, the Company reclassified $21.9 million of the liability and recorded a related tax benefit of $7.6 million.

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

                                               KCS ENERGY, INC.


December 28, 2001                                /S/ FREDERICK DWYER
                                                 -------------------------------
                                                     Frederick Dwyer
                                                     Vice President, Controller
                                                     and Secretary