Form 10-Q
period 2002-03-31
KCS ENERGY INC
filed 2002-05-15
CIK 832820

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
 ---     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
                               --------------

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

         Common Stock, $0.01 par value: 35,506,551 shares outstanding as of May 1, 2002.

                       KCS ENERGY, INC. AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

                                                                                Three Months Ended
                                                                                    March 31,
(Amounts in thousands except                                                  ----------------------
per share date)                      (Unaudited)                                2002           2001
------------------------------------------------                              -------        -------
Oil and gas revenue                                                           $29,357        $56,673
Other revenue, net                                                               (533)        16,036
                                                                              -------        -------
Total revenue                                                                  28,824         72,709
                                                                              -------        -------
Operating costs and expenses
  Lease operating expenses                                                      6,536          9,223
  Production taxes                                                              1,323          3,064
  General and administrative expenses                                           2,127          2,682
  Stock compensation                                                              316             71
  Depreciation, depletion and amortization                                     15,176         13,572
                                                                              -------        -------
Total operating costs and expenses                                             25,478         28,612
                                                                              -------        -------
Operating income                                                                3,346         44,097
                                                                              -------        -------
Interest and other income, net                                                     70            389
Interest expense                                                               (4,830)        (7,325)
                                                                              -------        -------
Income (loss) before reorganization items and income taxes                     (1,414)        37,161
                                                                              -------        -------
Reorganization items
  Financial restructuring costs                                                    --         (2,639)
  Interest income                                                                  --            227
                                                                              -------        -------
Total reorganization items                                                         --         (2,412)
                                                                              -------        -------
Income (loss) before income taxes                                              (1,414)        34,749
Federal and state income (taxes) benefit                                          596          6,231
                                                                              -------        -------
Net income (loss)                                                                (818)        40,980
Dividends and accretion of issuance costs on preferred stock                     (253)          (163)
                                                                              -------        -------
Income (loss) available to common stockholders                                $(1,071)       $40,817
                                                                              =======        =======
Earnings (loss) per share of common stock
  Basic                                                                       $ (0.03)       $  1.38
  Diluted                                                                     $ (0.03)       $  1.21
                                                                              =======        =======
Average shares outstanding for computation of earnings per share
  Basic                                                                        34,986         29,549
  Diluted                                                                      34,986         33,957
                                                                              =======        =======

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                       KCS ENERGY, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands                                                         March 31,      March 31,
except per share data)               (Unaudited)                                 2002           2001
------------------------------------------------                              ---------      ---------
Assets
Current assets
  Cash and cash equivalents                                                   $     506      $  22,927
  Trade accounts receivable, less allowance
    for doubtful accounts of $4,190                                              24,115         20,342
  Other current assets                                                            6,884          6,718
                                                                              ---------      ---------
      Current assets                                                             31,505         49,987
                                                                              ---------      ---------
Oil and gas properties, full cost method, net                                   268,923        268,517
Other property, plant and equipment, net                                          9,875         10,160
                                                                              ---------      ---------
      Property, plant and equipment, net                                        278,798        278,677
                                                                              ---------      ---------
Deferred charges and other assets
  Deferred taxes                                                                 15,920         15,920
  Other                                                                           1,956          2,142
                                                                              ---------      ---------
  Deferred charges and other assets                                              17,876         18,062
                                                                              ---------      ---------
                                                                              $ 328,179      $ 346,726
                                                                              =========      =========
Liabilities and stockholders' equity
Current liabilities
  Accounts payable                                                            $  23,354      $  26,041
  Accrued interest on public debt                                                 4,039          9,089
  Other accrued liabilities                                                      16,707         17,910
  Senior notes                                                                   72,546             --
                                                                              ---------      ---------
      Current liabilities                                                       116,646         53,040
                                                                              ---------      ---------
Deferred credits and other liabilities
  Deferred revenue                                                               98,763        111,880
  Other                                                                             812            877
                                                                              ---------      ---------
      Deferred credits and other liabilities                                     99,575        112,757
                                                                              ---------      ---------
Long-term debt
  Bank credit facility                                                           10,800             --
  Senior notes                                                                       --         79,800
  Senior subordinated notes                                                     125,000        125,000
                                                                              ---------      ---------
      Long-term debt                                                            135,800        204,800
                                                                              ---------      ---------
Preferred stock, authorized 5,000 shares; issued 30,000 shares redeemable convertible preferred stock, par value 40.01 per share, liquidation preference $1,000 per share -- outstanding 15,500 and
  16,365, respectively                                                           14,918         15,589
                                                                              ---------      ---------
Common Stockholders' (deficit) equity
  Common stock, par value $0.01 per share
    authorized 75,000,000 shares, issued 37,613,681
    and 36,844,495, respectively                                                    376            368
  Additional paid-in capital                                                    164,704        162,540
  Retained (deficit) earnings                                                  (186,244)      (185,173)
  Unearned compensation                                                          (1,590)        (1,292)
  Accumulatd other comprehensive income                                         (11,265)       (11,162)
  Less treasury stock, 2,167,096 shares, at cost                                 (4,741)        (4,741)
                                                                              ---------      ---------
      Total common stockholders' (deficit) equity                               (38,760)       (39,460)
                                                                              ---------      ---------
Total liabilities and stockholders' equity                                    $ 328,179      $ 346,726
                                                                              =========      =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                       KCS ENERGY, INC. AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS


                                                                              Three Months Ended
                                                                                   March 31,
                                                                           ------------------------
(Dollars in thousands)                        Unaudited                       2002           2001
-----------------------------------------------------------------          --------       ---------
Cash flows from operating activities
     Net income (loss)                                                     $   (818)      $  40,980
     Adjustments to reconcile net income
       to cash provided by operating activities:
          Depreciation, depletion and amortization                           15,176          13,572
          Amortization of deferred revenue                                  (13,002)        (12,935)
          Non-cash derivative losses, net                                       851           2,005
          Deferred tax benefit                                                 (596)         (6,231)
          Other non-cash charges and credits, net                               700             134
          Reorganization items                                                   --           2,412
                                                                           --------       ---------
                                                                              2,311          39,937

          Proceeds from Production Payment sold, net                             --         175,367
          Realized losses on derivative instruments terminated in
            connection with Plan of reorganization                               --         (27,995)
          Change in trade accounts receivable                                (3,773)         13,812
          Change in accounts payable and accrued liabilities                 (3,890)         (5,676)
          Change in accrued interest payable                                 (5,050)        (54,132)
          Other, net                                                           (268)           (902)
                                                                           --------       ---------
Net cash (used in) provided by operating activities
          before reorganization items                                       (10,670)        140,411
Reorganization items                                                             --          (2,412)
                                                                           --------       ---------
Net cash (used in) provided by operating activities                         (10,670)        137,999

Cash flows from investing activities:
     Investment in oil and gas properties                                   (15,552)        (14,422)
     Proceeds from sales of oil and gas properties                              309              --
     Other capital expenditures                                                 (54)           (572)
                                                                           --------       ---------
Net cash used in investing activities                                       (15,297)        (14,994)
                                                                           --------       ---------

Cash flows from in financing activities:
     Proceeds from debt                                                      10,800              --
     Repayments of debt                                                      (7,254)       (146,905)
     Issuance of convertible preferred stock, net                                --          28,512
     Other                                                                       --              59
                                                                           --------       ---------
Net cash provided by (used in) financing activities                           3,546        (118,334)
                                                                           --------       ---------
Net (decrease) increase in cash and cash equivalents                        (22,421)          4,671
Cash and cash equivalents at beginning of period                             22,927          39,994
                                                                           --------       ---------
Cash and cash equivalents at end of period                                 $    506       $  44,665
                                                                           ========       =========

                       KCS ENERGY, INC. AND SUBSIDIARIES

           STATEMENTS OF CONSOLIDATED STOCKHOLDERS' (DEFICIT) EQUITY
                 (Dollars in thousands, except per share data)


                                                                  Accumulated
                                         Additional  Retained        Other
                               Common     Paid-in    (Deficit)   Comprehensive    Unearned     Treasury  Comprehensive  (Deficit)
                               Stock      Capital    Earnings       Income      Compensation    Stock       Income       Equity
                               ------    ----------  ---------   -------------  ------------   --------  -------------  ---------

Balance at December 31, 2001..  $368      $162,540   $(185,173)    $(11,162)      $(1,292)     $(4,741)                  $(39,460)

  Comprehensive income
    Net loss..................                            (818)                                             $(818)           (818)
                                                                                                            -----
    Other comprehensive
     income, net of tax
     related to derivative
     instruments:

      Reclassification
       adjustments............                                                                               (103)           (103)
                                                                                                            -----
    Other Comprehensive
     income...................                                         (103)                                 (103)
                                                                                                            -----
  Comprehensive loss..........                                                                              $(921)
                                                                                                            =====
  Conversion of redeemable
   preferred stock............     2           728          --           --                         --                        730

  Stock issuances - option
   and benefit plans..........     5         1,241                                   (614)                                    632

  Stock compensation expense..                                                        316                                     316

  Dividends and accretion of
   issuance costs on
   preferred stock............     1           195        (253)          --            --           --                        (57)
                                ----      --------   ---------     --------       -------      -------                   --------
Balance at March 31, 2002.....  $376      $164,704   $(186,244)    $(11,265)      $(1,590)     $(4,741)                  $(38,760)
                                ====      ========   =========     ========       =======      =======                   ========

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

3.   Deferred Revenue

         Pursuant to the Production Payment discussed in Note 2, the Company recorded the net proceeds of approximately $175 million as deferred revenue on the balance sheet. In accordance with SFAS No. 19 "Financial Accounting and Reporting by Oil and Gas Producing Companies," deliveries under this Production Payment are recorded as non-cash oil and gas revenue with a corresponding reduction of deferred revenue at the average price per Mcf of natural gas and per barrel of oil received when the Production Payment was sold. The Company also reflects the production volumes and depletion expense as deliveries are made. However, the associated oil and gas reserves are excluded from the Company's reserve data. For the three months ended March 31, 2002, the Company delivered 3,234 MMcfe and recorded $13.0 million of oil and gas revenue. For the months of February and March 2001, the Company delivered 3,242 MMcfe and recorded $12.9 million of oil and gas revenue in connection with the Production Payment. Since the sale of the Production Payment in February

2001 through March 31, 2002, the Company has delivered 19.0 Bcfe, or 44% of the total quantity to be delivered .

4.   Debt

                                         March 31               December 31
(dollars in thousands)                     2002                     2001
----------------------                   --------               -----------
11% Senior Notes                         $ 72,546               $   204,800
8 7/8% Senior Subordinated Notes          125,000                   125,000
Credit Facility                            10,800                        --
                                         --------               -----------
                                          208,346                   204,800
Classified as current liabilities         (72,546)                       --
                                         --------               -----------
Long-term debt                           $135,800               $   204,800
                                         ========               ===========



Senior Notes

         On January 25, 1996, KCS Energy, Inc. issued $150.0 million principal amount of 11% Senior Notes due 2003 (the "Senior Notes"). The Senior Notes mature on January 15, 2003 and bear interest at the rate of 11% per annum. The Senior Notes are redeemable at the option of the Company, in whole or in part, at par.

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

         The Company redeemed $70.2 million of Senior Notes in 2001 and an additional $7.3 million of Senior Notes in January 2002.

         In order to meet its obligations under the Senior Notes due in January 2003, KCS has curtailed its planned capital expenditures for 2002 to be between $40 million and $55 million. In addition, the Company plans to sell $25 to $50 million of non-core assets, the proceeds of which will largely be used to redeem Senior Notes. KCS has entered into purchase and sale agreements to sell certain non-core properties for $26.8 million. Closing is expected by mid-June and is subject to satisfactory completion of the buyer's due diligence. Proceeds of the sales will be used primarily to repay senior debt. The Company anticipates that cash flow and proceeds from asset sales, combined with additional amounts which could be refinanced or made available under its credit facility should be more than sufficient to carry out its business operations and meet the Senior Note maturity obligations. The Company is committed to modify its capital investment and asset divestiture programs if necessary in order to meet its Senior Note obligations.

Senior Subordinated Notes

         On January 15, 1998, the Company completed a public offering of $125.0 million of Senior Subordinated Notes at an interest rate of 8 7/8% (the "Subordinated Notes"). The Subordinated Notes are non-callable for five years and are unsecured subordinated obligations of KCS. The subsidiaries of KCS have guaranteed the Subordinated Notes on an unsecured subordinated basis.

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

Credit Agreement

         On November 28, 2001 the Company entered into a three-year credit agreement ("Credit Agreement") with certain banks. The Credit Agreement is to be used for general corporate purposes, including support of the Company's capital expenditure program, repurchase of the Senior Notes and working capital. The stated amount of this Credit Agreement is $100 million, with the amount that is available determined semi-annually based on the lenders' valuation of the Company's oil and gas reserves and other factors including the Company's other debt obligations and obligations under the Production Payment sold as discussed in Note 2. The initial amount available, or borrowing base, at December 31, 2001 was $32.5 million. Loans under the Credit Agreement are on a revolving basis, and the Company is permitted to choose interest rate options based on the lead bank's prime rate or LIBOR. The applicable margin above prime or LIBOR ranges between 0% and 3%, based on the type of interest rate chosen and the percentage of the borrowing base that is outstanding. A commitment fee of 0.5% is paid on the unused portion of the borrowing base with interest on borrowed funds due quarterly.

         Substantially all of the Company's oil and gas assets are pledged to secure the Credit Agreement.

         The Credit Agreement, as amended, contains restrictive covenants, which among other things, require minimum interest and debt coverage ratios. In addition, these covenants require a minimum level of working capital, as defined, limit the Company's ability to incur additional indebtedness and sell assets, require payment upon a change of control, prohibit the Company from purchasing and redeeming the Company's common stock or the Series A Convertible Preferred Stock and prohibit the Company from paying any cash dividends on common stock. The Credit Agreement provides for acceleration, to November 15, 2002, of all payments due if the Senior Notes balance outstanding on that date is: 1) greater than $20 million or 2) greater than the sum of cash plus credit available under the agreement.

5. Supplemental cash flow information

         The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. Interest payments were $10.0 million and $61.5 million for the three months ended March 31, 2002 and March 31, 2001, respectively. Interest payments in the prior year period were made primarily in connection with the Plan (see Note 2). No income tax payments were made during the three months ended March 31, 2002 and the three months ended March 31, 2001.

 6.  Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share:



(amounts in thousands
except per share data)                                            2002            2001
----------------------                                          --------        --------
Basic earnings per share:
  Net income (loss)                                             $   (818)       $ 40,980
  Less dividends and accretion of issuance
    costs on preferred stock                                         253             163
                                                                --------        --------
  Income (loss) available to common stockholders                $ (1,071)       $ 40,817
                                                                --------        --------

  Average common stock outstanding                                34,986          29,549
                                                                --------        --------
Basic earnings (loss) per share                                 $  (0.03)       $   1.38
                                                                ========        ========

Diluted earnings per share:
  Income (loss) available to common stockholders
    in 2002
  Net income in 2001                                            $ (1,071)       $ 40,980
                                                                --------        --------

  Average common stock outstanding                                34,986          29,549
  Assumed conversion of convertible
    preferred stock                                                  N/A           4,333
  Dividends on convertible preferred stock                           N/A              27
  Stock options and warrants                                          --              48
                                                                --------        --------
                                                                  34,986          33,957
                                                                --------        --------
Diluted earnings (loss) per share                               $  (0.03)       $   1.21
                                                                ========        ========

         Common shares on assumed conversion of convertible preferred stock and dividends on convertible preferred stock together amounting to 5.2 million shares for 2002 were not included in the computations of diluted income per common share since they would be anti-dilutive.

7.   New Accounting Standards

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 but retains its fundamental provisions for the (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting/reporting provisions of APB Opinion No. 30 for segments of a business to be disposed of but retains the requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for the Company beginning in 2002. The Company adopted the provisions of SFAS No. 144 effective January 1, 2002, with no significant impact.

8. Adoption of SFAS No.133

     Upon adoption of SFAS No. 133 effective on January 1, 2001, the Company recorded a liability of $43.8 million representing the fair market value of its derivative instruments at adoption, a related deferred tax asset of $15.3 million and an after-tax cumulative effect of change in accounting principle of $28.5 million to accumulated other comprehensive income (OCI). The Company elected not to designate its then existing derivative instruments as hedges which, subsequent to adoption of SFAS No. 133, would require that changes in a derivative investment's fair value be recognized currently in earnings. However, SFAS No. 133 requires the Company's derivative instruments that had been designated as cash flow hedges under accounting principles generally accepted prior to the initial application of SFAS No. 133 to continue to be accounted for as cash flow hedges with the transition adjustment reported as a cumulative-effect-type adjustment to accumulated OCI as mentioned above.

     In February 2001, the Company terminated certain derivative instruments in connection with its emergence from bankruptcy for a cash payment of $28.0 million, which was offset against the accrued liability recorded in connection with the adoption of SFAS No. 133. During the quarter ended March 31, 2001, as a result of market price decreases, the ultimate cost to settle the remaining derivative instruments in place at January 1, 2001 was reduced by $7.7 million. This non-cash gain was recorded in other revenue during the quarter. The actual cost to settle the remaining derivatives was $8.1 million. During the first three months of 2002, $1.1 million, net of tax, of the above $28.5 million charged to OCI was reclassified into earnings. The $11.8 million remaining in accumulated other comprehensive income will be amortized into earnings over the original term of the derivative instruments, which extends through August 2005 ($3.3 million remaining in 2002, $3.6 million in 2003, $2.9 million in 2004 and $2.0 million in 2005).

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

         KCS emerged from bankruptcy in February, 2001 under the Plan (see Note 2 to Condensed Consolidated Financial Statements), in which the Company repaid its two bank credit facilities in full, paid past due interest on its Senior Notes and Senior Subordinated Notes, including interest on interest, and repaid $60.0 million of Senior Notes. The balance of the Senior Notes and the Senior Subordinated Notes were reinstated under amended indentures. Trade creditors were paid in full and shareholders retained 100% of their common stock, subject to dilution from conversion of the new convertible preferred stock.

         Prices for oil and natural gas are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond the Company's control. These factors include political conditions in the Middle East and elsewhere, domestic and foreign supply of oil and natural gas, the level of industrial and consumer demand, weather conditions and overall economic conditions

Results of Operations

         Net loss for the three months ended March 31, 2002 was $0.8 million, or $0.03 per share, compared to net income of $41.0 million, or $1.38 per basic share ($1.21 diluted), for the same period in 2001. Dramatically lower natural gas and oil prices, lower non-oil and gas revenue and lower production were partially offset by significantly lower operating expenses, reorganization items and interest expense.

                                                         Three Months Ended
                                                             March 31,
                                                   ------------------------------
                                                   2002(a)                2001(a)
                                                   -------                -------
Production:
    Gas (MMcf)                                       8,312                  9,548
    Oil (Mbbl)                                         269                    331
    Liquids (Mbbl)                                      71                     83

    Summary (MMcfe):
       Working interest                              9,469                 10,869
       VPP                                             879                  1,161
                                                   -------                -------
              Total                                 10,348                 12,030

Average Price:
    Gas (per Mcf)                                  $  2.88                $  4.97
    Oil (per bbl)                                    17.70                  23.54
    Liquids (per bbl)                                 9.03                  17.83
    Total (per Mcfe)                                  2.84                   4.71

Revenue:
    Gas                                            $23,964                $47,409
    Oil                                              4,753                  7,786
    Liquids                                            640                  1,478
                                                   -------                -------
    Total                                          $29,357                $56,673
                                                   -------                -------


(a) Includes 3,234 and 3,242 MMcfe for the three months ended in 2002 and 2001 respectively, dedicated to the Production Payment sold in February 2001. See Notes 2 and 3 to Condensed Consolidated Financial Statements.

Gas revenue

         For the three months ended March 31, 2002, gas revenue decreased $23.4 million to $24.0 million. Of this decrease, $19.9 million was due to a 42% decline in average realized gas prices. The decrease in working interest production rates between 2001 and 2002 is largely attributable to the normal decline in production from high initial production rates as a result of the accelerated drilling programs in the Sonora and West Ada fields which were designed to capture high first quarter 2001 prices, and the sale of certain oil and gas properties. The decline in VPP production reflects the expiration of certain VPPs and no additional investment in this program in 2001 or 2002.

Oil and liquids revenue

         For the three months ended March 31, 2002, oil and liquids revenue decreased $3.9 million to $5.4 million primarily due to the 29% decline in average realized prices.

Other revenue

         Other revenue for the three months ended March 31, 2001 was $16.0 million. Of this, $7.0 million was from the sale of emission reduction credits, $7.7 million was from non-cash gains on derivative instruments that were not designated as oil and gas hedges when the Company adopted SFAS No. 133 (see Note 8 to Condensed Consolidated Financial Statements), and the remainder was primarily attributable to marketing and transportation revenue incidental to the Company's oil and gas operations. This compares to a net cost of $0.5 million for the first quarter of 2002 related to marketing and transportation activities.

Lease operating expenses

          Lease operating expenses were $6.5 million for the three months ended March 31, 2002 compared to $9.2 million for the same period last year. The 2001 period reflected start-up costs associated with the Hartland gas processing plant in Michigan, higher ad valorem taxes, higher working interest production and an increased level of workovers of oil and gas wells in order to maximize production during that period of high oil and gas prices. Lease operating expenses have decreased in each of the past four fiscal quarters reflecting increased focus on cost reduction and operating efficiency.

Production taxes

         Production taxes, which are generally based on a percentage of revenue (excluding VPP revenue), were $1.3 million during the first quarter of 2002 compared to $3.1 million for the same period a year ago. The decrease was primarily due to lower natural gas prices and oil prices and the attendant effect on revenue.

General and administrative expenses

         For the three-month period ended March 31, 2002, general and administrative expenses decreased $0.6 million to $2.1 million compared to the same period in 2001 largely due to lower personnel costs resulting from the reduction in the Company's workforce.

Stock compensation

         Stock compensation was $0.3 million for the three-month period ended March 31, 2002 compared to $0.1 million for the same period a year ago. These amounts reflect the amortization of restricted stock grants issued pursuant the Company's 2001 Employees and Directors Stock Plan established as part of the Plan of reorganization.

Depreciation, depletion and amortization

         The Company provides for depreciation, depletion and amortization ("DD&A") on its oil and gas properties using the future gross revenue method based on recoverable reserves valued at current prices. For the three months ended March 31, 2002, DD&A increased $1.6 million to $15.2 million due to a higher DD&A rate resulting from the dramatic decline in natural gas prices and a higher depletable base.

Interest expense

         Interest expense for the three months ended March 31, 2002 was $4.8 million compared to $7.3 million for the same period a year ago. The $2.5 million decrease reflects the reduction of outstanding debt and, to a lesser extent, lower interest rates on the new credit facility.

Reorganization items

         The Company completed its reorganization in 2001 and consequently there were no reorganization items for the three months ended March 31, 2002. For the three months ended March 31, 2001, the Company recorded $2.4 million of reorganization items, primarily for legal and financial advisory services in connection with the Chapter 11 proceedings.

Income tax benefit

         In connection with the adoption of SFAS No. 133, the Company recorded a liability of $43.8 million representing the fair market value of its derivative instruments upon adoption and an after-tax charge to other comprehensive income of $28.5 million from the cumulative effect of a change in accounting principle. For the three-months ended March 31, 2002, the Company reclassified $1.7 million of the liability as a non-cash reduction to oil and gas revenues and reduced its deferred income tax valuation allowance by recording the related tax benefit of $0.6 million. For the three months ended March 31, 2001, the Company reclassified $17.8 million of the liability as a non-cash reduction to oil and gas revenues and recorded a related tax benefit of $6.2 million.

Liquidity and Capital Resources

         The Company emerged from bankruptcy on February 20, 2001 having improved its financial condition by reducing its bank debt from a peak of $425 million in early 1999 to $215 million. See Note 2 to Condensed Consolidated Financial Statements. In addition, the strong natural gas price environment at that time afforded the Company the resources to pay down an additional $10.2 million of the 11% Senior Notes and carry out a substantial capital investment program thereby enhancing its producing property base, leasehold acreage and prospect inventory.

         Natural gas prices then declined significantly during the second half of 2001 and into the first quarter of 2002. Henry Hub spot market prices reached a low of $1.66 per MMBTU in November 2001 and averaged $2.39 per MMBTU for the fourth quarter of 2001 and $2.54 per MMBTU for the first quarter of 2002. This compares to $6.44 for the first quarter of 2001. The decline in natural gas prices is a result of reduced consumer and industrial demand as a result of abnormally warm weather conditions, general economic conditions, the September 11th tragedy and other factors, which resulted in higher than normal levels of natural gas storage inventory. As a result of the depressed natural gas prices, the Company and the industry as a whole have cut back drilling activities.

         The Company has curtailed its planned capital expenditures for 2002 to be between $40 million and $55 million. In addition, the Company plans to sell $25 million to $50 million of non-core assets, the proceeds of which will largely be used to redeem Senior Notes. KCS has entered into purchases and sale agreements to sell certain non-core properties for $26.8 million. Closing is expected by mid-June and is subject to satisfactory completion of the buyer's due diligence. Proceeds of the sales will be used primarily to repay senior debt. The Company anticipates that cash flow and proceeds from asset sales, combined with additional amounts which could be refinanced or made available under its credit facility should be more than sufficient to carry out its business operations and meet the Senior Note maturity obligations. The Company is committed to modify its capital investment and asset divestiture programs if necessary in order meet its Senior Note obligations.

Cash flow from operating activities

         Net income adjusted for non-cash charges and reorganization items for the three months ended March 31, 2002 was $2.1 million compared to $39.9 million for the same period last year. The decrease was primarily due to the effect of lower realized natural gas prices. Net cash used in operating activities for the first three months of 2002 was $10.7 million compared to net cash provided by operating activities of $140.4 million for the same period a year ago. In addition to the lower realized gas prices in the current year period, the prior year period reflects the net proceeds of $175.6 million from the Production Payment sold in February 2001, the payment of $61.5 million of interest and the $28 million cost of terminating certain derivative instruments in connection with the emergence from Chapter 11. The increase in trade accounts receivable is mainly the result of the timing of cash receipts. The decrease in accounts payable and accrued liabilities is due to the timing of cash disbursements.
The decrease in accrued interest payable is due to the payment of interest and the reduction of debt.

Investing activities

         Capital expenditures for the three months ended March 31, 2002 were $15.6 million of which $10.9 million was for development activities, $4.6 million for lease acquisitions, seismic surveys and exploratory drilling and $0.1 million for other assets. Proceeds from sales of oil and gas properties were $0.3 million.

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

                             MARKET RISK DISCLOSURE

         The Company has entered into and may continue to enter into swaps, futures contracts and options to manage the price risk associated with the production of natural gas and oil. These derivatives have the effect of fixing for specified periods the prices the Company will receive for the volumes to which the derivatives relate. As a result, while these derivatives are structured to reduce the Company's exposure to decreases in the price associated with the underlying commodity, they also limit the benefit the Company might otherwise have received from any price increases associated with the commodity. In accordance with item 305 of Regulation S-K, the Company has elected the tabular method to disclose market-risk related to derivative financial instruments as well as other financial instruments.

         The following table sets forth the Company's derivative position at March 31, 2002.

                            Enron Swap @ $4.02 per MMbtu
                            if NYMEX above $2.50                 Enron Puts @ $3.00 per MMbtu
                            -----------------------------        ---------------------------------
                                               Unrealized                               Unrealized
                              Volume              Gain             Volume                  Gain
                               MMBtu             ($000s)            MMBtu                 ($000s)
                             ---------         ----------        ----------             ----------
2002
   2nd Qtr                     910,000                606           910,000                     --
   3rd Qtr                     920,000                596           920,000                     --
   4th Qtr                     310,000                192           310,000                     --
                             ---------         ----------         ---------             ----------
           Total             2,140,000         $    1,394         2,140,000             $       --

                                  Swaps @ $3.05 per MMbtu            Swaps @ $24.50 per barrel
                               -----------------------------       ----------------------------
                                                  Unrealized                         Unrealized
                               Volume                Loss          Volume               Loss
                                MMBtu              ($000s)         Barrels             ($000s)
                               ------             ----------       -------           ----------
2002
   2nd Qtr                     910,000                  (277)       45,500                  (83)

The Company accounts for oil and natural gas futures contracts and commodity price swaps in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities".


The Company uses fixed and variable rate long-term debt to finance its capital spending program. These debt arrangements exposed the Company to market risk related to changes in interest rates. During the first quarter of 2002, the Company's weighted average contractual interest rate on its weighted average fixed rate debt of $198.9 million was 9.7%. The weighted average interest rate on its weighted average variable rate debt of $10.8 million was 3.9%.

                          KCS ENERGY, INC. - FORM 10-Q
                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits:

                (10)i   -  First amendment to the Credit Agreement among KCS
                           Energy, Inc., Canadian Imperial Bank of Commerce, New York Agency, as Agent, CIBC, Inc., as Collateral Agent and the lenders party thereto.

         (b) Reports on Form 8-K.
                None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             KCS ENERGY, INC.



May 15, 2002                                 /s/  FREDERICK DWYER
                                             ----------------------------------
                                             Frederick Dwyer
                                             Vice President, Controller
                                             and Secretary

                                 EXHIBIT INDEX


                Exhibit (10)i   -     First Amendment to the Credit Agreement