Form 10-Q
period 2002-06-30
KCS ENERGY INC
filed 2002-08-14
CIK 832820

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
                               -------------

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

         Common Stock, $0.01 par value: 36,197,810 shares outstanding as of July 31, 2002.

                       KCS ENERGY, INC. AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

                                                                           Three Months Ended               Six Months Ended
                                                                                June 30,                       June 30,
(Amounts in thousands except                                           --------------------------      --------------------------
per share data)                Unaudited                                  2002            2001            2002           2001
------------------------------------------------------                 ----------      ----------      ----------      ----------
Oil and gas revenue                                                    $   30,808      $   48,561      $   60,165      $  105,234
Other revenue, net                                                           (531)            477          (1,064)         16,513
                                                                       ----------      ----------      ----------      ----------
Total revenue                                                              30,277          49,038          59,101         121,747
                                                                       ==========      ==========      ==========      ==========
Operating costs and expenses
   Lease operating expenses                                                 6,873           7,730          13,409          16,953
   Production taxes                                                         1,632           2,002           2,955           5,066
   General and administrative expenses                                      1,763           2,232           3,890           4,914
   Stock compensation                                                         194             226             510             297
   Depreciation, depletion and amortization                                12,835          13,907          28,011          27,479
                                                                       ----------      ----------      ----------      ----------
Total operating costs and expenses                                         23,297          26,097          48,775          54,709
                                                                       ----------      ----------      ----------      ----------
Operating income                                                            6,980          22,941          10,326          67,038
                                                                       ----------      ----------      ----------      ----------
Interest and other income, net                                                  9             629              79           1,018
Interest expense                                                           (4,836)         (4,871)         (9,666)        (12,196)
                                                                       ----------      ----------      ----------      ----------
Income before reorganization items and income taxes                         2,153          18,699             739          55,860
                                                                       ----------      ----------      ----------      ----------
Reorganization items
   Financial restructuring costs                                               --            (180)             --          (2,819)
   Interest income                                                             --              --              --             227
                                                                       ----------      ----------      ----------      ----------
Total reorganization items                                                     --            (180)             --          (2,592)
                                                                       ----------      ----------      ----------      ----------
Income before income taxes                                                  2,153          18,519             739          53,268
Federal and state income (taxes) benefit                                  (15,325)            709         (14,729)          6,940
                                                                       ----------      ----------      ----------      ----------
Net income (loss)                                                         (13,172)         19,228         (13,990)         60,208
Dividends and accretion of issuance costs on preferred stock                 (372)           (330)           (625)           (493)
                                                                       ----------      ----------      ----------      ----------
Income (loss) available to common stockholders                         $  (13,544)     $   18,898      $  (14,615)     $   59,715
                                                                       ==========      ==========      ==========      ==========

Earnings (loss) per share of common stock:
   Basic                                                               $    (0.38)     $     0.63      $    (0.41)     $     2.01
   Diluted                                                             $    (0.38)     $     0.48      $    (0.41)     $     1.62
                                                                       ==========      ==========      ==========      ==========
Average shares outstanding for computation of earnings per share
   Basic                                                                   35,674          29,910          35,332          29,729
   Diluted                                                                 35,674          40,211          35,332          37,147
                                                                       ==========      ==========      ==========      ==========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                       KCS ENERGY, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)    Unaudited                                     June 30, 2002   December 31, 2001
--------------------------------------------------------------                                -------------   -----------------
Assets
Current assets
         Cash and cash equivalents                                                            $      13,565   $          22,927
         Trade accounts receivable, less allowance
          for doubtful accounts of $4,190                                                            23,409              20,342
         Prepaid drilling and other current assets                                                    4,915               6,718
                                                                                              -------------   -----------------
                  Current assets                                                                     41,889              49,987
                                                                                              -------------   -----------------
Oil and gas properties, full cost method, less accumulated DD&A-2002 $864,447;
   2001 $837,096                                                                                    240,102             268,517
Other property, plant and equipment, at cost less accumulated depreciation-2002
   $9,686; 2001 $9,026                                                                                9,534              10,160
                                                                                              -------------   -----------------
                  Property, plant and equipment, net                                                249,636             278,677
                                                                                              -------------   -----------------
Deferred charges and other assets
         Deferred taxes                                                                                  --              15,920
         Other                                                                                        1,943               2,142
                                                                                              -------------   -----------------
                  Deferred charges and other assets                                                   1,943              18,062
                                                                                              -------------   -----------------
                                                                                              $     293,468   $         346,726
                                                                                              =============   =================
Liabilities and stockholders' (deficit) equity
Current liabilities
         Accounts payable                                                                     $      23,257   $          26,041
         Accrued interest                                                                             8,248               9,089
         Other accrued liabilities                                                                   11,658              17,910
         Senior notes                                                                                61,274                  --
                                                                                              -------------   -----------------
                  Current liabilities                                                               104,437              53,040
                                                                                              -------------   -----------------
Deferred credits and other liabilities
         Deferred revenue                                                                            87,422             111,880
         Other                                                                                          792                 877
                                                                                              -------------   -----------------
                  Deferred credits and other liabilities                                             88,214             112,757
                                                                                              -------------   -----------------
Long-term debt
         Bank credit facility                                                                        10,800                  --
         Senior notes                                                                                    --              79,800
         Senior subordinated notes                                                                  125,000             125,000
                                                                                              -------------   -----------------
                  Long-term debt                                                                    135,800             204,800
                                                                                              -------------   -----------------
Commitments and contingencies

Preferred stock, authorized 5,000,000; issued 30,000 shares
 redeemable convertible preferred stock, par value $0.01 per share liquidation preference $1,000 per share - outstanding 13,800 and
 16,365, respectively                                                                                13,316              15,589
                                                                                              -------------   -----------------
Common stockholders' (deficit) equity
         Common stock, par value $0.01 per share
          authorized 75,000,000 shares
          issued 38,259,096 and 36,844,495 respectively                                                 383                 368
         Additional paid-in capital                                                                 166,722             162,540
         Retained (deficit) earnings                                                               (199,788)           (185,173)
         Unearned compensation                                                                       (1,386)             (1,292)
         Accumulated other comprehensive income                                                      (9,489)            (11,162)
         Less treasury stock, 2,167,096 shares, at cost                                              (4,741)             (4,741)
                                                                                              -------------   -----------------
                  Total common stockholders' (deficit) equity                                       (48,299)            (39,460)
                                                                                              -------------   -----------------
                                                                                              $     293,468   $         346,726
                                                                                              =============   =================

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                       KCS ENERGY, INC. AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                              Six Months Ended
                                                                                  June 30,
                                                                         --------------------------
(Dollars in thousands)          Unaudited                                   2002            2001
------------------------------------------                               ----------      ----------
Cash flows from operating activities:
         Net income (loss)                                               $  (13,990)     $   60,208
         Adjustments to reconcile net income
          to cash provided by operating activities:
            Depreciation, depletion and amortization                         28,011          27,479
            Amortization of deferred revenue                                (24,343)        (30,277)
            Deferred income taxes                                            14,729          (6,940)
            Non-cash derivative losses, net                                   2,138           4,032
            Other non-cash charges and credits, net                             510              49
            Reorganization items                                                 --           2,592
            Proceeds from Production Payment sold, net                           --         175,399
            Realized losses on derivative instruments terminated
             in connection with Plan of reorganization                           --         (27,995)
            Change in trade accounts receivable                              (3,067)         14,842
            Change in accounts payable and accrued liabilities               (4,484)           (753)
            Change in accrued interest payable                                 (841)        (49,108)
            Other, net                                                        1,262          (3,908)
                                                                         ----------      ----------
Net cash (used in) provided by operating activities
            before reorganization items                                         (75)        165,620
Reorganization items                                                             --          (2,592)
                                                                         ----------      ----------
Net cash (used in) provided by operating activities                             (75)        163,028

Cash flows from investing activities:
         Investment in oil and gas properties                               (26,201)        (52,530)
         Proceeds from sales of oil and gas properties                       24,674              --
         Other capital expenditures                                             (34)         (1,029)
                                                                         ----------      ----------
Net cash used in investing activities                                        (1,561)        (53,559)
                                                                         ----------      ----------

Cash flows from financing activities:
         Proceeds from credit facility, net                                  10,800              --
         Repayment of senior notes                                          (18,526)       (146,905)
         Issuance of convertible preferred stock, net                            --          28,444
         Other                                                                   --              75
                                                                         ----------      ----------
Net cash used in financing activities                                        (7,726)       (118,386)
                                                                         ----------      ----------
Decrease in cash and cash equivalents                                        (9,362)         (8,917)
Cash and cash equivalents at beginning of period                             22,927          39,994
                                                                         ----------      ----------
Cash and cash equivalents at end of period                               $   13,565      $   31,077
                                                                         ==========      ==========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                       KCS ENERGY, INC. AND SUBSIDIARIES
           STATEMENTS OF CONSOLIDATED STOCKHOLDERS' (DEFICIT) EQUITY
                             (Dollars in thousands)

                                                                                               Accumulated
                                                              Additional       Retained          Other
                                                  Common       Paid-in        (Deficit)       Comprehensive        Unearned
                  Unaudited                       Stock        Capital         Earnings          Income          Compensation
---------------------------------------------     ------      ----------     -----------      -------------      ------------
Balance at December 31, 2001                      $  368      $  162,540     $  (185,173)     $     (11,162)     $     (1,292)
   Comprehensive income
      Net loss                                        --              --         (13,990)                --                --
      Other comprehensive income net of tax                                                           1,673

   Comprehensive income

   Conversion of redeemable preferred stock            8           2,422              --                 --
   Stock issuances - option and benefit plans          5           1,292                                                 (604)
   Stock compensation expense                         --              --              --                 --               510
   Dividends and accretion of issuance
     costs on preferred stock                          2             468            (625)                --                --
                                                  ------      ----------     -----------      -------------      ------------
Balance at June 30, 2002                          $  383      $  166,722     $  (199,788)     $      (9,489)     $     (1,386)
                                                  ======      ==========     ===========      =============      ============

                                                  Treasury      Comprehensive
                  Unaudited                        Stock           Income          (Deficit) Equity
--------------------------------------------      --------      -------------      ----------------
Balance at December 31, 2001                      $ (4,741)                        $        (39,460)
   Comprehensive income
      Net loss                                          --      $     (13,990)              (13,990)
      Other comprehensive income net of tax                             1,673                 1,673
                                                                -------------
   Comprehensive income                                               (12,317)
                                                                =============
   Conversion of redeemable preferred stock             --                                    2,430
   Stock issuances - option and benefit plans                                                   693
   Stock compensation expense                           --                                      510
   Dividends and accretion of issuance
     costs on preferred stock                           --                                     (155)
                                                  --------                         ----------------
Balance at June 30, 2002                          $ (4,741)                        $        (48,299)
                                                  ========                         ================

   The accompanying notes are an integral part of these financial statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited

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

3. Redeemable Convertible Preferred Stock

         As a result of conversions of the redeemable convertible preferred stock issued in connection with the Plan of Reorganization, 4.6 million shares of common stock were issued in 2001 and an additional 0.8 million shares were issued during the six months ended June 30, 2002.

4. Deferred Revenue

         Pursuant to the Production Payment discussed in Note 2, the Company recorded the net proceeds of approximately $175 million as deferred revenue on the balance sheet. In accordance with SFAS No. 19 "Financial Accounting and Reporting by Oil and Gas Producing Companies," deliveries under this Production Payment are recorded as non-cash oil and gas revenue with a corresponding reduction of deferred revenue at the average price per Mcf of natural gas and per barrel of oil received when the Production Payment was sold. The Company also reflects the production volumes and depletion expense as deliveries are made. However, the associated oil and gas reserves are excluded from the Company's reserve data. For the six months ended June 30, 2002, the Company delivered 6,043 MMcfe and recorded $24.3 million of oil and gas revenue. Since the sale of the Production Payment in February 2001 through June 30, 2002, the Company has delivered 21.8 Bcfe, or 51% of the total quantity to be delivered.

5. Debt

                                    June 30    December 31
  (dollars in thousands)              2002         2001
---------------------------        ---------   -----------
11% Senior Notes                   $  61,274   $    79,800
8 7/8% Senior Subordinated Notes     125,000       125,000
Bank Credit Facility                  10,800            --
                                   ---------   -----------
                                     197,074       204,800
Classified as current liabilities    (61,274)           --
                                   ---------   -----------
Long-term debt                     $ 135,800   $   204,800
                                   =========   ===========

Senior Notes

         On January 25, 1996, KCS Energy, Inc. issued $150.0 million principal amount of 11% Senior Notes due 2003 (the "Senior Notes"). The Senior Notes mature on January 15, 2003 and bear interest at the rate of 11% per annum. The Senior Notes are redeemable at the option of the Company, in whole or in part, at par. The subsidiaries of KCS have guaranteed the Senior Notes on a senior unsecured basis. The guarantees are full and unconditional and joint and several. The parent company's independent assets are minor and it has no independent operations.

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

         The Company redeemed $70.2 million of Senior Notes in 2001 and an additional $18.5 million of Senior Notes during the six months ended June 30, 2002.

         In order to meet its obligations under the Senior Notes due in January 2003, the Company has curtailed its planned capital expenditures for 2002 to be between $45 million and $50 million, of which $23.6 million was deployed in the first half of 2002, sold certain non-core oil and gas properties for net proceeds of $24.7 million during the first half of 2002 and is currently negotiating $50 million to $60 million of additional financing. In addition, the Company has signed a purchase and sale agreement to sell certain non-operated properties in central Montana for approximately $8.1 million. While the Company is confident that the new financing will be secured, there can be no assurance that this will occur. If the financing is secured, the Company anticipates that its cash flow and proceeds from asset sales, combined with additional amounts which could be refinanced or made available under its credit facility should be more than sufficient to carry out its business operations and meet the Senior Note maturity obligations. The Company is committed to modify its capital investment and asset divestiture programs if necessary in order meet its Senior Note obligations. However, in the event that the Company is unable to meet its Senior Note obligations when due, holders of the Senior Subordinated Notes would have the right to declare the principal amount ($125 million) on the Senior Subordinated Notes to be immediately due and payable. In such event, the Company would not have sufficient resources to pay the outstanding Senior Notes and Senior Subordinated Notes.

Senior Subordinated Notes

         On January 15, 1998, the Company completed a public offering of $125.0 million of Senior Subordinated Notes at an interest rate of 8 7/8% (the "Subordinated Notes"). The Subordinated Notes are non-callable for five years and are unsecured subordinated obligations of KCS. The subsidiaries of KCS have guaranteed the Subordinated Notes on an unsecured subordinated basis. The guarantees are full and unconditional and joint and several.

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

Bank Credit Facility

         On November 28, 2001 the Company entered into a three-year credit agreement ("Credit Agreement") with certain banks. The Credit Agreement is to be used for general corporate purposes, including support of the Company's capital expenditure program, repurchase of the Senior Notes and working capital. The stated amount of this Credit Agreement is $100 million, with the amount that is available determined semi-annually based on the lenders' valuation of the Company's oil and gas reserves and other factors including the Company's other debt obligations and obligations under the Production Payment sold as discussed in Note 2. The initial amount available, or borrowing base, at December 31, 2001 was $32.5 million and adjusted to $26.5 million contemporaneously with the sale of certain the non-core oil and gas properties in June 2002. Loans under the Credit Agreement are on a revolving basis, and the Company is permitted to choose interest rate options based on the lead bank's prime rate or LIBOR. The applicable margin above prime or LIBOR ranges between 0% and 3%, based on the type of interest rate chosen and the percentage of the borrowing base that is outstanding. A commitment fee of 0.5% is paid on the unused portion of the borrowing base with interest on borrowed funds due quarterly.

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

6. Income Taxes

         The Company accounts for income taxes in accordance SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the Company to recognize income tax benefits for loss carryforwards which have not previously been recorded. The tax benefits recognized must be reduced by a valuation allowance in certain circumstances where the realization of the net deferred tax assets is not assured. At June 30, 2002, the Company increased its valuation allowance by $15.9 million, thereby reducing to zero the carrying amount of net deferred tax assets with a corresponding non-cash charge to income tax expense. The Company will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized in the future.

7.  Supplemental cash flow information

         The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. Interest payments were $10.6 million and $61.5 million for the six months ended June 30, 2002 and June 30, 2001, respectively. Interest payments in the prior year period included approximately $60.7 million made in connection with the Plan (see Note
2). No income tax payments were made during the six-month periods ended June 30, 2002 and June 30, 2001.

8. Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

                                                              Three months ended                Six months ended
(amounts in thousands                                               June 30                        June 30
except per share data)                                       2002            2001            2002            2001
----------------------                                    ----------      ----------      ----------      ----------
Basic earnings per share:
   Income (loss) available to common stockholders         $  (13,544)     $   18,898      $  (14,615)     $   59,715
                                                          ----------      ----------      ----------      ----------

   Average common stock outstanding                           35,674          29,910          35,332          29,729
                                                          ----------      ----------      ----------      ----------
Basic earnings (loss) per share                           $    (0.38)     $     0.63      $    (0.41)     $     2.01
                                                          ==========      ==========      ==========      ==========

Diluted earnings per share:
   Income (loss) available to common stockholders         $  (13,544)     $   18,898      $  (14,615)     $   59,715
   Assumed conversion of convertible
     preferred stock                                             N/A             330             N/A             493
                                                          ----------      ----------      ----------      ----------
                                                          $  (13,544)     $   19,228      $  (14,615)     $   60,208
                                                          ----------      ----------      ----------      ----------

   Average common stock outstanding                           35,674          29,910          35,332          29,729
   Assumed conversion of convertible
    preferred stock                                              N/A           9,986             N/A           7,160
   Dividends on convertible preferred stock                      N/A              56             N/A              83
   Stock options and warrants                                    N/A             259             N/A             175
                                                          ----------      ----------      ----------      ----------
                                                              35,674          40,211          35,332          37,147
                                                          ----------      ----------      ----------      ----------
Diluted earnings (loss) per share                         $    (0.38)     $     0.48      $    (0.41)     $     1.62
                                                          ==========      ==========      ==========      ==========

Common shares on assumed conversion of convertible preferred stock amounting to
5.0 million shares for the three months ended June 30, 2002 and 5.1 million shares for the six months ended June 30, 2002 were not included in the computations of diluted earnings per common share nor were assumed conversion of dividends on convertible preferred stock or stock options and warrants since they would be anti-dilutive.

9. New Accounting Standards

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the periods in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. The liability is accreted to the fair value at the time of settlement over the useful life of the asset, and the capitalized cost is depreciated over the useful life of the related asset. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently evaluating the effect of adopting Statement No. 143 on its financial statements.

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

10. Adoption of SFAS No.133

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

         During the first six months of 2002, $2.2 million, net of tax, of the above $28.5 million charged to OCI was reclassified into earnings. The $10.7 million remaining in accumulated other comprehensive income will be amortized into earnings over the original term of the derivative instruments, which extends through August 2005 ($2.2 million remaining in 2002, $3.6 million in 2003, $2.9 million in 2004 and $2.0 million in 2005).

11. Oil And Natural Gas Hedging Activities

         The Company has entered into and was party to various derivative contracts. At June 30, 2002 the Company had swaps in place covering 920,000 Mmbtu natural gas swaps at $3.70 per Mmbtu extending through September 2002 and 920,000 Mmbtu natural gas swaps at $3.95 per Mmbtu extending from October 2002 through December 2002. These derivatives have been designated as cash flow hedges.

         In addition, the Company had open positions on contracts with Enron North America Corp. consisting of swaps covering 1,230,000 Mmbtu at $4.02 per Mmbtu through October 2002 if the NYMEX contract for the months covered is over $2.50 and puts covering 1,230,000 Mmbtu at $3.00 extending through October 2002. Enron has not performed under its derivative contracts with the Company since November 2001. See Note 9 to Consolidated Financial Statements in the Company's 2001 annual report on Form 10-K.

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

Results of Operations

         Income before income taxes for the three months ended June 30, 2002 was $2.2 million compared to $18.5 million for the same period in 2001. This decrease was attributable to significantly lower natural gas prices and lower natural gas and oil production, partially offset by decreased operating expenses. Income tax expense for the three months ended was $15.3 million compared to an income tax benefit of $0.7 million for the three months ended June 30, 2001. The non-cash income tax expense in 2002 was the result of an increase in the Company's valuation allowance against net deferred tax assets. See note 6 to Condensed Consolidated financial statements. As a result of this net loss for the three months ended June 30, 2002 was $13.2 million compared to net income of $19.2 million for the same period a year ago.

         Income before income taxes for the six months ended June 30, 2002 was $0.7 million compared to $53.3 million for the same period in 2001. Dramatically lower natural gas and oil prices, lower non-oil and gas revenue and lower production were partially offset by significantly lower operating, reorganization and interest expenses. Income tax expense for the six months ended June 30, 2002 was $14.7 million compared to an income tax benefit of $6.9 million for the same period in 2001. As a result of the increase in the Company's valuation allowance against net deferred tax assets, the Company reported a net loss of $14.0 million for the six months ended June 30, 2002 compared to net income of $60.2 million for the six months ended June 30, 2001.

                               Three months ended         Six months ended
                                     June 30                   June 30
                              ---------------------     ---------------------
                                2002         2001         2002         2001
                              --------     --------     --------     --------
Production:
    Gas (MMcf)                   7,576        9,788       15,888       19,336
    Oil (Mbbl)                     260          315          528          646
    Liquids (Mbbl)                  71           94          142          177

    Summary (MMcfe):
     Working interest            8,912       10,972       18,382       21,841
     VPP                           646        1,272        1,525        2,433
                              --------     --------     --------     --------
         Total                   9,558       12,244       19,907       24,274

Average Price:
    Gas (per Mcf)             $   3.27     $   4.14     $   3.07     $   4.55
    Oil (per bbl)                20.45        21.20        19.05        22.39
    Liquids (per bbl)            10.10        14.47         9.56        16.03
    Total (per Mcfe)              3.22         3.97         3.02         4.34

Revenue:
    Gas                       $ 24,784     $ 40,524     $ 48,749     $ 87,933
    Oil                          5,309        6,677       10,062       14,463
    Liquids                        715        1,360        1,354        2,838
                              --------     --------     --------     --------
    Total                     $ 30,808     $ 48,561     $ 60,165     $105,234
                              --------     --------     --------     --------

Note: Production includes 2,809 MMcfe and 6,043 MMcfe, respectively, for the three and six months ended June 30, 2002 compared to 4,300 MMcfe and 7,542 MMcfe for the three and six months ended June 30, 2001, respectively dedicated to the Production Payment sold in February 2001. See Notes 2 and 3 to Condensed Consolidated Financial Statements.

Gas revenue

           For the three months ended June 30, 2002, gas revenue decreased $15.7 million to $24.8 million due to a 21% decrease in average realized natural gas prices and a 23% decrease in production. For the six months ended June 30, 2002, gas revenue decreased $39.2 million to $48.7 million due to a 33% decrease in average realized natural gas prices and an 18% decrease in production.

          The decrease in production in 2002 was attributable to natural declines of producing properties, sale of oil and gas properties, expiration of certain VPPs and no additional investment in this program in 2000 and 2001. The natural decline of producing properties was not offset by new production largely due to the reduced capital investment program. See Liquidity and Capital Resources.

Oil and liquids revenue

          For the three months ended June 30, 2002, oil and liquids revenue was $6.0 million compared to $8.0 million during the same period in 2001, due to a 7% decrease in average realized prices and a 19% decrease in production. For the six months ended June 30, 2002, oil and liquids revenue decreased 34% to $11.4 million due to a 19% decrease in production and a 19% decrease in weighted average realized prices.

         The decrease in production in 2002 was attributable to the natural declines of producing properties and the sale of oil and gas properties.

Other revenue, net

         Other revenue decreased $1.0 million to a net cost of $0.5 million for the three months ended June 30, 2002 compared to income of $0.5 million for the same period a year ago. The 2001 period included gains of $0.8 million from derivative instruments that were not designated as hedges pursuant to SFAS No.
133. For the six months ended June 30, 2001, other revenue was $16.5 million. Of this, $7.0 million was from the sale of emission reduction credits, $7.7 million was from non-cash gains on derivative instruments that were not designated as oil and gas hedges when the Company adopted SFAS No. 133 (see Note 6 to Condensed Consolidated Financial Statements), and the remainder was primarily attributable to marketing and transportation revenue. This compares to a net cost of $1.1 million for the six months ended June 30, 2002 primarily attributed to marketing and transportation activities.

Lease operating expenses

         Lease operating expenses ("LOE") decreased $0.8 million, or 11%, to $6.9 million for the three months ended June 30, 2002 compared to $7.7 million for the same period in 2001. For the six months ended June 30, 2002, LOE decreased $3.5 million, or 21%, to $13.4 million compared to $17.0 million for the same period in 2001. Increased focus on cost reductions and operating efficiency along with the sale of certain properties contributed to the current year reductions. The 2001 six-month period reflected start-up costs associated with the Hartland gas processing plant in Michigan, higher ad valorem taxes, higher working interest production and an increased level of workovers of oil and gas wells in order to maximize production during that period of high oil and gas prices.

Production taxes

         Production taxes, which are generally based on a percentage of revenue (excluding VPP revenue) decreased $0.4 million to $1.6 million for the second quarter of 2002 and $2.1 million to $3.0 million for the six months ended June 30, 2002, compared to the same periods in 2001, due to lower oil and gas revenue associated with the decrease in working interest production and lower average realized prices.

General and administrative expenses

         General and administrative expenses ("G&A") decreased $0.5 million, or 21%, to $1.8 million for the three months ended June 30, 2002 compared to $2.2 million for the same period in 2001. For the six months ended June 30, 2002 G&A decreased $1.0 million, or 21%, to $3.9 million compared to $4.9 million for the same period in 2001. The decrease in G&A during the 2002 three and six month periods is largely due to lower personnel costs resulting from the reduction of the Company's workforce and lower incentive compensation accruals.

Stock compensation

         Stock compensation was $0.5 million for the six-month period ended June 30, 2002 compared to $0.3 million for the same period a year ago. These amounts reflect the non-cash amortization of restricted stock grants issued to employees under the Company's 2001 stock plan.

Depreciation, depletion and amortization

         The Company provides for depletion on its oil and gas properties using the future gross revenue method based on recoverable reserves valued at current prices. For the three months ended June 30, 2002, depreciation, depletion and amortization ("DD&A") decreased $1.1 million to $12.8 million compared to the same period in 2001, due to lower oil and gas revenues, partially offset by a higher depletion rate resulting from lower natural gas prices and higher depletable base. For the six months ended June 30, 2002 DD&A increased $0.5 million to $28.0 million compared to the same period in 2001 due to a higher DD&A rate.

Interest and other income

         Interest and other income for the six months ended June 30, 2002 was $0.1 million compared to $1.0 million for the same period a year ago reflecting lower interest income associated with accumulated cash and cash equivalents in the current year period.

Interest expense

         Interest expense for the six months ended June 30, 2002 was $9.7 million compared to $12.2 million for the same period a year ago. The $2.5 million decrease reflects the reduction of outstanding debt and, to a lesser extent, lower interest rates on the new credit facility

Reorganization items

         The Company completed its reorganization in 2001 and consequently there were no reorganization items in 2002. For the six months ended June 30, 2001, the Company recorded $2.6 million of reorganization items, primarily for legal and financial advisory services in connection with the Chapter 11 proceedings.

Income Taxes

         Income tax expense for the three and six months ended June 30, 2002 was $15.3 million and $14.7 million, respectively as a result of Company increasing its valuation allowance against net deferred tax assets at June 30, 2002 by $15.9 million. See Note 6 to Condensed Consolidated Financial Statements. This compares to income tax benefits of $0.7 million and $6.9 million, respectively for the three and six months ended June 30, 2001.

Liquidity and Capital Resources

         In order to meet its obligations under the Senior Notes due in January 2003, the Company has curtailed its planned capital expenditures for 2002 to be between $45 million and $50 million, of which $23.6 million was deployed in the first half of 2002, sold certain non-core oil and gas properties for net proceeds of $24.7 million during the first half of 2002 and is currently negotiating $50 million to $60 million of additional financing. In addition, the company has signed a purchase and sale agreement to sell certain non-operated properties in central Montana for $8.1 million. While the Company is confident that the new financing will be secured, there can be no assurance that this will occur. If the financing is secured, the Company anticipates that its cash flow and proceeds from asset sales, combined with additional amounts which could be refinanced or made available under its credit facility should be more than sufficient to carry out its business operations and meet the Senior Note maturity obligations. The Company is committed to modify its capital investment and asset divestiture programs if necessary in order meet its Senior Note obligations. However, in the event that the Company is unable to meet its Senior Note obligations when due, holders of the Senior Subordinated Notes would have the right to declare the principal amount ($125 million) on the Senior Subordinated Notes to be immediately due and payable. In such event, the Company would not have sufficient resources to pay the outstanding Senior Notes and Senior Subordinated Notes.

Cash flow from operating activities

         Net income adjusted for non-cash charges and reorganization items for the six months ended June 30, 2002 was $7.1 million compared to $57.1 million during the same period in 2001. The decrease was primarily due to the effect of lower realized natural gas prices and production as discussed above. Net cash used by operating activities for the first half of 2002 was $0.1 million compared to net cash provided by operating activities of $165.6 million for the same period in 2001. In addition to lower realized natural gas prices and production in the current year period, the prior year period reflects the net proceeds of $175.4 million from the Production Payment sold in February 2001, the payment of $61.5 million of interest and the $28 million cost of terminating certain derivative instruments in connection with the emergence from Chapter 11. The increase in trade accounts receivable is mainly due to higher oil and gas prices in the second quarter of the year compared to the fourth quarter of 2001 and the timing of cash receipts. The decrease in accounts payable and accrued liabilities is largely due to curtailment of capital expenditures and the timing of cash disbursements.

Investing activities

         Capital expenditures for the six months ended June 30, 2002 were $23.6 million of which $1.1 million was for the acquisition of proved reserves, $15.0 million was for development activities, $7.5 million was for lease acquisitions, seismic surveys and exploratory drilling.

New Accounting Standards

         In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the periods in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. The liability is accreted to the fair value at the time of settlement over the useful life of the asset, and the capitalized cost is depreciated over the useful life of the related asset. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently evaluating the effect of adopting Statement No. 143 on its financial statements.

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

The following table sets forth the Company's natural gas hedged position at June 30, 2002.

                  Enron Swap @ $4.02 per MMbtu
                     if NYMEX above $2.50          Enron Puts @ $3.00 per MMbtu
                  ----------------------------     ----------------------------
                                   Unrealized                       Unrealized
                     Volume           Gain           Volume            Gain
                  -----------     ------------     ----------      ------------
                     MMBtu           ($000s)         MMBtu           ($000s)
                  -----------     ------------     ----------      ------------
2002
  3rd Qtr ......      920,000              694        920,000                --
  4th Qtr ......      310,000              222        310,000                --
                  -----------     ------------     ----------      ------------
     Total .....    1,230,000     $        916      1,230,000      $         --

                  Swaps @ $3.83 avg. per MMbtu
                  ----------------------------
                                   Unrealized
                     Volume           Gain
                  -----------     ------------
                     MMBtu           ($000s)
                  -----------     ------------
2002
  3rd Qtr ......      920,000              400
  4th Qtr ......      920,000              326
                  -----------     ------------
     Total .....    1,840,000     $        726

The Company accounts for oil and natural gas futures contracts and commodity price swaps in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". Enron has not performed under its derivative contracts with the Company since November 2001. See Note 9 to Consolidated Financial Statements in the Company's 2001 annual report on Form 10-K.

         The Company uses fixed and variable rate long-term debt to finance its capital spending program. These debt arrangements exposed the Company to market risk related to changes in interest rates. During the second quarter of 2002, the Company's weighted average contractual interest rate on its weighted average fixed rate debt of $195.9 million was 9.6%. The weighted average interest rate on its weighted average variable rate debt of $12.0 million was 4.2%. During the six months ended June 30, 2002, the Company's weighted average contractual interest rate on its weighted average fixed rate debt of $197.4 million was 9.7%. The weighted average interest rate on its weighted average variable rate debt of $11.5 million was 4.1%.

                         KCS ENERGY, INC. - FORM 10-Q/A
                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

        Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the year ended December 31, 2001


Item 6. Exhibits and Reports on Form 8-K.

    (a) Exhibits:

           10(i) Second amendment to the Credit Agreement among KCS Energy, Inc., Canadian Imperial Bank of Commerce, New York Agency, as Agent, CIBC, Inc. as Collateral Agent and the lenders party thereto.

           99.1 Certification of James W. Christmas, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           99.2 Certification of Frederick Dwyer, Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b) Reports on Form 8-K.

                  There were no reports on Form 8-K filed during the three months ended June 30, 2002.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            KCS ENERGY, INC.


August 14, 2002                             /s/ FREDERICK DWYER
                                            --------------------
                                            Frederick Dwyer
                                            Vice President, Controller
                                             and Secretary

                               INDEX TO EXHIBITS


        Exhibits:                       Description

           10(i) Second amendment to the Credit Agreement among KCS Energy, Inc., Canadian Imperial Bank of Commerce, New York Agency, as Agent, CIBC, Inc. as Collateral Agent and the lenders party thereto.

           99.1 Certification of James W. Christmas, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           99.2 Certification of Frederick Dwyer, Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.