Form 10-Q
period 2002-09-30
KCS ENERGY INC
filed 2002-11-15
CIK 832820

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
                               ------------------

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

         Common Stock, $0.01 par value: 36,497,393 shares outstanding as of October 31, 2002.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

                                                                     Three Months Ended              Nine Months Ended
                                                                       September 30,                   September 30,
(Amounts in thousands except                                      --------------------------    ---------------------------
per share data)                             Unaudited                 2002           2001           2002           2001
------------------------------------------------------------      -----------   ------------    ------------   ------------
Oil and gas revenue                                               $   30,391    $    38,747     $    90,556    $   143,981
Other revenue, net                                                        81            719            (983)        17,232
---------------------------------------------------------------------------------------------------------------------------
Total revenue                                                         30,472         39,466          89,573        161,213
---------------------------------------------------------------------------------------------------------------------------
Operating costs and expenses
     Lease operating expenses                                          5,930          6,806          19,339         23,759
     Production taxes                                                  1,458          1,563           4,413          6,629
     General and administrative expenses                               2,363          2,207           6,253          7,121
     Stock compensation                                                  156            224             666            521
     Depreciation, depletion and amortization                         12,899         15,332          40,910         42,811
---------------------------------------------------------------------------------------------------------------------------
Total operating costs and expenses                                    22,806         26,132          71,581         80,841
---------------------------------------------------------------------------------------------------------------------------
Operating income                                                       7,666         13,334          17,992         80,372
---------------------------------------------------------------------------------------------------------------------------
Interest and other income, net                                            42            192             121          1,210
Interest expense                                                      (4,655)        (4,880)        (14,321)       (17,076)
---------------------------------------------------------------------------------------------------------------------------
Income before reorganization items and income taxes                    3,053          8,646           3,792         64,506
---------------------------------------------------------------------------------------------------------------------------
Reorganization items
     Financial restructuring costs                                         -           (356)              -         (3,175)
     Interest income                                                       -              -               -            227
---------------------------------------------------------------------------------------------------------------------------
Total reorganization items                                                 -           (356)              -         (2,948)
---------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                             3,053          8,290           3,792         61,558
Federal and state income (taxes) benefit                                 596            709         (14,133)         7,649
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                      3,649          8,999     #   (10,341)   #    69,207
Dividends and accretion of issuance costs on preferred stock            (214)          (248)           (839)          (741)
---------------------------------------------------------------------------------------------------------------------------
Income (loss) available to common stockholders                    $    3,435    $     8,751     $   (11,180)   $    68,466
===========================================================================================================================

Earnings (loss) per share of common stock:
   Basic                                                          $     0.09    $      0.27     $     (0.31)   $      2.23
   Diluted                                                        $     0.09    $      0.22     $     (0.31)   $      1.81
===========================================================================================================================
Average shares outstanding for computation of earnings per share
  Basic                                                               36,247         32,636          35,634         30,711
  Diluted                                                             40,881         40,188          35,634         38,248
===========================================================================================================================

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)                    Unaudited             September 30, 2002    December 31, 2001
--------------------------------------------------------------------------------------------------------  -------------------
Assets
Current assets
          Cash and cash equivalents                                                       $      10,396         $     22,927
          Trade accounts receivable, less allowance
            for doubtful accounts of $4,821and $4,190, respectively                              19,594               20,342
          Prepaid drilling and other current assets                                               4,526                6,718
-----------------------------------------------------------------------------------------------------------------------------
               Current assets                                                                    34,516               49,987
-----------------------------------------------------------------------------------------------------------------------------
Oil and gas properties, full cost method, less accumulated DD&A-2002
          $876,998; 2001 $837,096                                                               236,075              268,517
Other property, plant and equipment, at cost less accumulated
          depreciation-2002 $10,034; 2001 $9,026                                                  9,074               10,160
-----------------------------------------------------------------------------------------------------------------------------
               Property, plant and equipment, net                                               245,149              278,677
-----------------------------------------------------------------------------------------------------------------------------
Deferred charges and other assets
          Deferred taxes                                                                              -               15,920
          Other                                                                                   1,818                2,142
-----------------------------------------------------------------------------------------------------------------------------
               Deferred charges and other assets                                                  1,818               18,062
-----------------------------------------------------------------------------------------------------------------------------
                                                                                          $     281,483         $    346,726
=============================================================================================================================

Liabilities and stockholders' (deficit) equity
Current liabilities
          Accounts payable                                                                $      20,722         $     26,041
          Accrued interest                                                                        3,830                9,089
          Other accrued liabilities                                                              15,038               17,910
          Senior notes                                                                           61,274                    -
          Bank credit facility                                                                    8,800                    -
-----------------------------------------------------------------------------------------------------------------------------
               Current liabilities                                                              109,664               53,040
-----------------------------------------------------------------------------------------------------------------------------
Deferred credits and other liabilities
          Deferred revenue                                                                       76,627              111,880
          Other                                                                                   1,392                  877
-----------------------------------------------------------------------------------------------------------------------------
               Deferred credits and other liabilities                                            78,019              112,757
-----------------------------------------------------------------------------------------------------------------------------
Long-term debt
          Senior notes                                                                                                79,800
          Senior subordinated notes                                                             125,000              125,000
-----------------------------------------------------------------------------------------------------------------------------
               Long-term debt                                                                   125,000              204,800
-----------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
-----------------------------------------------------------------------------------------------------------------------------
Preferred stock, authorized 5,000,000; issued 30,000 shares redeemable convertible preferred stock, par value $0.01 per share liquidation preference
  $1,000 per share - outstanding 13,300 and
  16,365 shares, respectively                                                                    12,849               15,589
-----------------------------------------------------------------------------------------------------------------------------
Common stockholders' (deficit) equity
          Common stock, par value $0.01 per share
             authorized 75,000,000 shares
             issued 38,536,036 and 36,844,495 shares respectively                                   385                  368
          Additional paid-in capital                                                            167,357              162,540
          Retained (deficit) earnings                                                          (196,353)            (185,173)
          Unearned compensation                                                                  (1,188)              (1,292)
          Accumulated other comprehensive income                                                 (9,509)             (11,162)
          Less treasury stock, 2,167,096 shares, at cost                                         (4,741)              (4,741)
-----------------------------------------------------------------------------------------------------------------------------
               Total common stockholders' (deficit) equity                                      (44,049)             (39,460)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                          $     281,483         $    346,726
=============================================================================================================================

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                          -------------------------------
(Dollars in thousands)                         Unaudited                    2002                  2001
------------------------------------------------------------------       -------------      -------------
Cash flows from operating activities:
      Net income (loss)                                                 $     (10,341)      $     69,207
      Adjustments to reconcile net income
        to cash provided by operating activities:
          Depreciation, depletion and amortization                             40,910             42,811
          Amortization of deferred revenue                                    (35,138)           (47,152)
          Deferred income taxes                                                14,133             (7,649)
          Non-cash derivative losses, net                                       3,491              6,059
          Other non-cash charges and credits, net                                 781                133
          Reorganization items                                                      -              2,948
          Proceeds from Production Payment sold, net                                -            175,399
          Realized losses on derivative instruments terminated
             in connection with Plan of reorganization                              -            (27,995)
          Change in trade accounts receivable                                   2,248             22,218
          Change in accounts payable and accrued liabilities                   (8,564)               230
          Change in accrued interest payable                                   (5,260)           (54,076)
          Other, net                                                            1,821             (4,991)
---------------------------------------------------------------------------------------------------------
Net cash provided by operating activities
          before reorganization items                                           4,081            177,142
Reorganization items                                                                -             (2,948)
---------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                       4,081            174,194
---------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
      Investment in oil and gas properties                                    (36,377)           (71,724)
      Proceeds from sales of oil and gas  properties                           29,413              2,128
      Other capital expenditures                                                   78             (1,199)
---------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                          (6,886)           (70,795)
---------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
      Proceeds from credit facility, net                                        8,800                  -
      Repayment of senior notes                                               (18,526)          (146,905)
      Issuance of convertible preferred stock, net                                  -             28,413
      Other                                                                         -                256
---------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                          (9,726)          (118,236)
---------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                         (12,531)           (14,837)
Cash and cash equivalents at beginning of period                               22,927             39,994
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                              $      10,396       $     25,157
=========================================================================================================

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES

            STATEMENTS OF CONSOLIDATED STOCKHOLDERS' (DEFICIT) EQUITY
                             (Dollars in thousands)

                                                                  Accumulated
                                          Additional   Retained     Other
                                Common     Paid-in    (Deficit)   Comprehensive    Unearned   Treasury    Comprehensive
      Unaudited                  Stock     Capital     Earnings      Income      Compensation  Stock       Income   (Deficit) Equity
---------------------------------------- ----------- ------------------------ ------------ ----------  -----------  ----------------

Balance at December 31, 2001      $ 368    $ 162,540  $ (185,173)   $ (11,162)    $ (1,292)    $ (4,741)                 $ (39,460)
    Comprehensive income
      Net loss                        -            -     (10,341)           -            -            -     $(10,341)      (10,341)
      Other comprehensive
         income, net of tax                                             1,653                                 1,653          1,653
                                                                                                         -----------
    Comprehensive income                                                                                   $ (8,688)
                                                                                                         ===========
    Conversion of redeemable
         preferred stock             10        2,920           -            -            -            -                      2,930
    Stock issuances - option
         and benefit plans            5        1,250            -            -         (562)          -                        693
    Stock compensation expense        -            -           -            -          666            -                        666
    Dividends and accretion
         of issuance costs
         on preferred stock            2         647        (839)           -           -             -                       (190)
                                 --------   ---------   ---------   -----------   ----------   ----------                -----------

Balance at September 30, 2002       385    $ 167,357  $ (196,353)   $   (9,509)      (1,188)   $  (4,741)                $  (44,049)
                                 ========  ========== ========================    ==========   ==========                ===========

The accompanying notes are an integral part of these financial statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

2.       Reorganization
         On January 30, 2001, the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") confirmed the KCS Energy, Inc. plan of reorganization (the "Plan") under Chapter 11 of Title 11 of the United States Bankruptcy Code after the Company's creditors and stockholders voted to approve the Plan. On February 20, 2001, the Company completed the necessary steps for the Plan to go effective and emerged from bankruptcy having reduced its debt from a peak of $425.0 million in early 1999 to $215.0 million and having cash on hand in excess of $30 million.

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

3.       Redeemable Convertible Preferred Stock
         As a result of conversions of the redeemable convertible preferred stock issued in connection with the Plan of Reorganization, 4.6 million shares of common stock were issued in 2001 and an additional 1.0 million shares were issued during the nine months ended September 30, 2002.

4.   Deferred Revenue
         Pursuant to the Production Payment discussed in Note 2, the Company recorded the net proceeds of approximately $175 million as deferred revenue on the balance sheet. In accordance with SFAS No. 19 "Financial Accounting and Reporting by Oil and Gas Producing Companies," deliveries under this Production Payment are recorded as non-cash oil and gas revenue with a corresponding reduction of deferred revenue at the average price per Mcf of natural gas and per barrel of oil received when the Production Payment was sold. The Company also reflects the production volumes and depletion expense as deliveries are made. However, the associated oil and gas reserves are excluded from the Company's reserve data. For the nine months ended September 30, 2002, the Company delivered 8,715 MMcfe and recorded $35.1 million of oil and gas revenue. Since the sale of the Production Payment in February 2001 through September 30, 2002, the Company has delivered 24.4 Bcfe, or 57% of the total quantity to be delivered.


5. Debt

                                                   September 30      December 31
(dollars in thousands)                                 2002             2001
--------------------------------------             ------------     -------------
11% Senior Notes                                   $    61,274      $     79,800
8 7/8% Senior Subordinated Notes                       125,000           125,000
Bank Credit Facility                                     8,800                 -
                                                   -----------      ------------
                                                       195,074           204,800
Classified as current liabilities                      (70,074)                -
                                                   -----------      ------------
Long-term debt                                     $   125,000      $    204,800
                                                   ===========      ============


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

         On February 20, 2001, in connection with the Plan, the indenture governing the Senior Notes was amended. The Senior Notes, as amended, contain certain restrictive covenants which, among other things, limit the Company's ability to incur additional indebtedness, require the repurchase of the Senior Notes upon a change of control, limit the Company's ability to purchase and redeem the Subordinated Notes and the Company's common stock, prohibit the Company from purchasing or redeeming the Series A Convertible Preferred Stock and prohibit the Company from paying any cash dividends on capital stock. The Senior Notes also contain cross-default provisions which would result in the acceleration of payments if the Company defaults on its other debt instruments.

         The Company redeemed $70.2 million of Senior Notes in 2001 and an additional $18.5 million of Senior Notes during the nine months ended September 30, 2002.

         In order to meet its obligations under the Senior Notes due in January 2003, the Company has curtailed its planned capital expenditures for 2002 to be between $44 million and $47 million, of which $38.3 million was invested in the first nine months of 2002, sold certain non-core oil and gas properties for net proceeds of $30.9 million during the nine months ended September 30, 2002 and has entered into a non-binding letter of intent with an institutional lender for a $60 million senior secured credit facility (the "$60 Million Credit Facility"). In connection therewith, the Company will be required to amend or replace its existing Credit Agreement (the "Revolving Credit Facility") described below under "Bank Credit Facility." The Company anticipates that the amended or replacement Revolving Credit Facility and the $60 Million Credit Facility will close by year-end, although each proposed facility is subject to lender due diligence and negotiation of definitive agreements and will require the other facility be closed as well.

         While the Company believes that it will be successful in obtaining an amended or replacement Revolving Credit Facility as well as a new $60 Million Credit Facility, there can be no assurance that this will occur. If the financing is obtained, the Company anticipates that it will meet the Senior Note maturity obligations. However, in the event that the Company is unable to meet its Senior Note obligations when due and the Company is unable to obtain an extension of the maturity of the Senior Note obligations, holders of the Senior Subordinated Notes would have the right to declare the principal amount ($125 million) on the Senior Subordinated Notes to be immediately due and payable. In such event, the Company would not have sufficient resources to pay the outstanding Senior Notes and Senior Subordinated Notes and this would put into doubt the Company's ability to continue as a going concern.

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

         The Subordinated Notes, as amended, contain certain restrictive covenants which, among other things, limit the Company's ability to incur additional indebtedness, require the repurchase of the Subordinated Notes upon a change of control, and limit: a) the aggregate purchases and redemptions of the Company's Series A Convertible Preferred Stock for cash and b) the aggregate cash dividends paid on capital stock, collectively, to 50% of the Company's cumulative net income, as defined, during the period beginning after December 31, 2000. The Senior Subordinated Notes also contain cross-default provisions which would result in the acceleration of payments if the Company defaults on its other debt instruments.

Bank Credit Facility

         On November 28, 2001 the Company entered into a three-year bank credit agreement ("Credit Agreement"). The Credit Agreement is to be used for general corporate purposes, including support of the Company's capital expenditure program, repurchase of the Senior Notes and working capital. The stated amount of this Credit Agreement is $100 million, with the amount that is available determined semi-annually based on the lenders' valuation of the Company's oil and gas reserves and other factors including the Company's other debt obligations and obligations under the Production Payment sold as discussed in
Note 2. The initial amount available and the borrowing base at December 31, 2001 was $32.5 million. The borrowing base was adjusted to reflect the sales of certain non-core oil and gas properties in 2002. The amount available under the Credit Agreement was $11.0 million at September 30, 2002. Loans under the Credit Agreement are on a revolving basis, and the Company is permitted to choose interest rate options based on the lead bank's prime rate or LIBOR. The applicable margin above prime or LIBOR ranges between 0% and 3%, based on the type of interest rate chosen and the percentage of the borrowing base that is outstanding. A commitment fee of 0.5% is paid on the unused portion of the borrowing base.

         Substantially all of the Company's oil and gas assets are pledged to secure the Credit Agreement.

         The Credit Agreement, as amended, contains restrictive covenants, which among other things, require minimum interest and debt coverage ratios. In addition, these covenants require a minimum level of working capital, as defined, limit the Company's ability to incur additional indebtedness and sell assets, require payment upon a change of control, prohibit the Company from purchasing and redeeming the Company's common stock or the Series A Convertible Preferred Stock and prohibit the Company from paying any cash dividends on common stock. The Credit Agreement was recently amended to change the acceleration of the maturity date from November 15, 2002 to December 15, 2002. As part of the amendment, the Company agreed to reduce the borrowing base and the amounts outstanding to $4 million and to limit subsequent amounts outstanding so that the total would not exceed the Company's cash balance at any time.

         The Company expects that the Credit Agreement and the revolving credit facility provided under the Credit Agreement will be amended or replaced concurrently with the Company's consummation of the $60 Million Credit Facility discussed above. The Company anticipates that the amended or replacement Revolving Credit Facility and the $60 Million Credit Facility will close by year-end, although each proposed facility is subject to lender due diligence and negotiation of definitive agreements and will require the other facility be closed as well.

6.  Income Taxes
         The Company accounts for income taxes in accordance SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the Company to recognize income tax benefits for loss carry forwards which have not previously been recorded. The tax benefits recognized must be reduced by a valuation allowance in certain circumstances where the realization of the net deferred tax assets is not assured. At June 30, 2002, the Company increased its valuation allowance by $15.9 million, thereby reducing to zero the carrying amount of net deferred tax assets with a corresponding non-cash charge to income tax expense. The Company will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized in the future.

7.  Supplemental cash flow information
         The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. Interest payments were $19.7 million and $71.4 million for the nine months ended September 30, 2002 and September 30, 2001, respectively. Interest payments in the prior year period included approximately $60.7 million made in connection with the Plan (see Note 2). No income tax payments were made during the nine-month periods ended September 30, 2002 and September 30, 2001.

8.  Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                       Three months ended                Nine months ended
(amounts in thousands                                                       September 30                     September 30
except per share data)                                                  2002           2001             2002           2001
----------------------------------------------------------------------------------------------      --------------------------
Basic earnings per share:
     Income (loss) available to common stockholders                   $ 3,435         $ 8,751        $ (11,180)      $ 68,466
                                                                     -------------------------      --------------------------

     Average common stock outstanding                                  36,247          32,636           35,634         30,711
                                                                     -------------------------      --------------------------
Basic earnings (loss) per share                                        $ 0.09          $ 0.27          $ (0.31)        $ 2.23
                                                                     =========================      ==========================

Diluted earnings per share:
     Income (loss) available to common stockholders                   $ 3,435         $ 8,751        $ (11,180)      $ 68,466
     Assumed conversion of convertible
       preferred stock                                                          214       248              N/A            741
                                                                     -------------------------      --------------------------
                                                                      $ 3,649         $ 8,999        $ (11,180)      $ 69,207
                                                                     -------------------------      --------------------------

     Average common stock outstanding                                  36,247          32,636           35,634         30,711
     Assumed conversion of convertible
       preferred stock                                                  4,530           7,351              N/A          7,223
     Dividends on convertible preferred stock                             104              71              N/A            154
     Stock options and warrants                                             -             130                -            160
                                                                     -------------------------      --------------------------
                                                                       40,881          40,188           35,634         38,248
Diluted earnings (loss) per share                                      $ 0.09          $ 0.22          $ (0.31)        $ 1.81
                                                                     =========================      ==========================



         Common shares on assumed conversion of convertible preferred stock amounting to 5.1 million shares for the nine months ended September 30, 2002 were not included in the computations of diluted earnings per common share nor were assumed conversion of dividends on convertible preferred stock or stock options and warrants since they would be anti-dilutive.

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

         During the first nine months of 2002, $3.3 million, net of tax, of the above $28.5 million charged to OCI was reclassified into earnings. The $9.6 million remaining in accumulated other comprehensive income will be amortized into earnings over the original term of the derivative instruments, which extends through August 2005 ($1.1 million remaining in 2002, $3.6 million in 2003, $2.9 million in 2004 and $2.0 million in 2005).

11.  Oil And Natural Gas Hedging Activities

         The Company has entered into and was party to various derivative contracts. At September 30, 2002 the Company had swaps in place covering 1,530,000 Mmbtu of natural gas at $3.85 per Mmbtu and 46,000 barrels of oil at
26.50 per barrel extending through December 2002. These derivatives have been designated as cash flow hedges.

         In addition, the Company had open positions on contracts with Enron North America Corp. consisting of swaps covering 310,000 Mmbtu at $4.02 per Mmbtu for October 2002 if the NYMEX contract for the months covered is over $2.50 and puts covering 310,000 Mmbtu at $3.00 for October 2002. Enron has not performed under its derivative contracts with the Company since November 2001. See Note 9 to Consolidated Financial Statements in the Company's 2001 annual report on Form 10-K.

12.  Litigation

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

         The Kerr-McGee Defendants, KCS Defendants and Plaintiffs entered into an Agreed Interlocutory Judgment that contains clarification of the language of the 1990 Agreement between predecessors of the

KCS Defendants and the Kerr-McGee Defendnats (the "1990 Agreement") under which the Leases were transferred from Kerr-McGee's predecessor to predecessors of Medallion California Properties Company ("MCPC"). The Court previously entered the Agreed Interlocutory Judgment, which essentially disposed of interpretation questions concerning the 1990 Agreement. After entry of the Agreed Interlocutory Judgment, the remaining issues in the case concerned the interpretation of the 1996 Stock Purchase Agreement through which certain of the KCS Defendants acquired the stock of MCPC. Specifically, the remaining issues involved the extent to which Plaintiffs are obligated to indemnify the KCS Defendants for environmental investigation costs previously incurred by the KCS Defendants and also for costs of defense and liability to the KCS Defendants, if any, in the California litigation described below. By Compromise and Settlement Agreement dated as of October 19, 2001, the Plaintiffs and KCS Defendants agreed: (i) to settle those issues dealing with the Plaintiffs' obligations to reimburse costs previously incurred in connection with defense of the California case described below; (ii) to provide prospectively for the control of defense and settlement and the sharing of defense costs in the California case described below; and
(iii) to defer any disputes concerning the respective liability of Plaintiffs and KCS Defendants for any individual claims until the extent of such individual claim liability, after giving effect to indemnification obligations under the 1990 Agreement, is fully and finally determined. The Agreed Interlocutory Judgment has now been entered as a final judgment.

         MCPC is a defendant in a lawsuit filed January 30, 2001, by The Newhall Land and Farming Company ("Newhall") against MCPC and Kerr-McGee Corporation and several Kerr-McGee affiliates. The case is currently pending in Los Angeles County Superior Court under Cause Number BC244203. In the suit, Newhall seeks damages for alleged environmental contamination and surface restoration on the lands covered by the RSF Lease and also seeks a declaration that Newhall may terminate the RSF Lease or alternatively, that it may terminate those portions of the RSF Lease on which there is currently default under the Lease. MCPC claims that Newhall is not entitled to lease termination as a remedy and that Kerr-McGee and InterCoast and MidAmerican owe indemnities to MCPC for defense and certain potential liability under Newhall's action, all as more particularly described in the Harris County, Texas litigation described above. Discovery is ongoing, and the lawsuit is set for trial in March 2003. A more in-depth discussion of the environmental condition of the property covered by the Leases is included in the Company's Annual Report on Form 10-K under "Regulation - Environmental Claims."

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

Results of Operations
         Net income for the three months ended September 30, 2002 was $3.6 million compared to $9.0 million for the same period in 2001. This decrease was attributable to lower natural gas and oil production, due largely to the sale of certain non-core properties, and lower natural gas prices, partially offset by decreased operating expenses.

         Income before income taxes for the nine months ended September 30, 2002 was $3.8 million compared to $61.6 million for the same period in 2001. Dramatically lower natural gas and oil prices, lower non-oil and gas revenue and lower production were partially offset by significantly lower operating, reorganization and interest expenses. Income tax expense for the nine months ended September 30, 2002 was $14.1 million compared to an income tax benefit of $7.6 million for the same period in 2001. As a result of the non-cash income tax expense in 2002 (see Note 6 to Condensed Consolidated Financial Statements), the Company reported a net loss of $10.3 million for the nine months ended September 30, 2002 compared to net income of $69.2 million for the nine months ended September 30, 2001.

                                      Three Months Ended               Nine Months Ended
                                         September 30,                   September 30,
                                  ----------------------------    ----------------------------
                                      2002            2001            2002            2001
                                  ------------    ------------    ------------    ------------
Production:
      Gas (MMcf) .............           7,382           8,956          23,270          28,292
      Oil (Mbbl) .............             248             288             776             934
      Liquids (Mbbl) .........              79              98             221             275

      Summary (MMcfe):
         Working interest ....           8,716          10,167          27,098          32,008
         VPP .................             628           1,105           2,153           3,538
                                   ------------    ------------    ------------    ------------
                   Total .....           9,344          11,272          29,251          35,546
                                   ============    ============    ============    ============

Average Price:
      Gas (per Mcf) ..........      $     3.26      $     3.49      $     3.13      $     4.21
      Oil (per bbl) ..........           22.35           21.77           20.12           22.20
      Liquids (per bbl) ......            9.57           12.46            9.55           14.76
      Total (per Mcfe) .......            3.25            3.44            3.10            4.05

Revenue:
      Gas ....................      $   24,092      $   31,256      $   72,841      $  119,189
      Oil ....................           5,543           6,270          15,605          20,733
      Liquids ................             756           1,221           2,110           4,059
                                   ------------    ------------    ------------    ------------
                   Total .....      $   30,391          38,747      $   90,556      $  143,981
                                  ============    ============    ============     ============


Note: Production includes 2,671 MMcfe and 8,715 MMcfe, respectively, for the three and nine months ended September 30, 2002 compared to 4,210 MMcfe and 11,752 MMcfe for the three and nine months ended September 30, 2001, respectively, dedicated to the Production Payment sold in February 2001. See Notes 2 and 4 to Condensed Consolidated Financial Statements.

Gas revenue

           For the three months ended September 30, 2002, gas revenue decreased $7.2 million to $24.1 million due to a 7% decrease in average realized natural gas prices and an 18% decrease in production. For the nine months ended September 30, 2002, gas revenue decreased $46.3 million to $72.9 million due to a 26% decrease in average realized natural gas prices and an 18% decrease in production.

          The decrease in production in 2002 was attributable to the sale of oil and gas properties, natural declines of producing properties, expiration of certain VPPs and no additional investment in the VPP program in 2000 and 2001. The natural decline of producing properties was not fully offset by new production largely due to the reduced capital investment program. See Liquidity and Capital Resources.

Oil and liquids revenue
          For the three months ended September 30, 2002, oil and liquids revenue was $6.3 million compared to $7.5 million during the same period in 2001, due to a 15% decrease in production and a 1% decrease in the weighted average realized price. For the nine months ended September 30, 2002, oil and liquids revenue decreased 29% to $17.7 million due to an 18% decrease in production and a 13% decrease in weighted average realized prices. The decrease in production in 2002 was attributable to the sale of oil and gas properties and the natural declines of producing properties.

Other revenue, net

         Other revenue was $0.1 million for the three months ended September 30, 2002 compared to $0.7 million for the same period a year ago. The 2001 period included $1.2 million from sale of emission credits. For the nine months ended September 30, 2001, other revenue was $17.2 million. Of this, $8.2 million was from the sale of emission reduction credits, $7.7 million was from non-cash gains on derivative instruments that were not designated as oil and gas hedges when the Company adopted SFAS No. 133 (see Note 10 to Condensed Consolidated Financial Statements), and the remainder was primarily attributable to marketing and transportation revenue. This compares to a net cost of $1.0 million for the nine months ended September 30, 2002 primarily attributed to marketing and transportation activities.

Lease operating expenses

         Lease operating expenses ("LOE") decreased $0.9 million, or 13%, to $5.9 million for the three months ended September 30, 2002 compared to $6.8 million for the same period in 2001. For the nine months ended September 30, 2002, LOE decreased $4.4 million, or 18%, to $19.3 million compared to $23.8 million for the same period in 2001. Increased focus on cost reductions and operating efficiency along with the sale of certain properties contributed to the current year reductions.

Production taxes

         Production taxes, which are generally based on a percentage of revenue (excluding VPP revenue) decreased $0.1 million to $1.5 million for the third quarter of 2002 and $2.2 million to $4.4 million for the nine months ended September 30, 2002, compared to the same periods in 2001, due to lower oil and gas revenue associated with the decrease in working interest production and lower average realized prices.

General and administrative expenses

         General and administrative expenses ("G&A") for the three months ended September 30, 2002 were $2.4 million compared to $2.2 million for the same period a year ago. This slight increase was primarily the result of severance costs associated with a reduction in workforce in September 2002. For the nine months ended September 30, 2002, G&A decreased $0.9 million, or 13%, to $6.2 compared to the same period in 2001 largely due to lower personnel costs resulting from the reduction of the Company's workforce and lower incentive compensation accruals.

Stock compensation

         Stock compensation was $0.7 million for the nine-month period ended September 30, 2002 compared to $0.5 million for the same period a year ago. These amounts reflect the non-cash amortization of restricted stock grants issued to employees under the Company's 2001 stock plan.

Depreciation, depletion and amortization

         The Company provides for depletion on its oil and gas properties using the future gross revenue method based on recoverable reserves valued at current realized prices. For the three months ended September 30, 2002, depreciation, depletion and amortization ("DD&A") decreased $2.4 million to $12.9 million compared to the same period in 2001. For the nine months ended September 30, 2002, DD&A was $40.9 million compared to $42.8 million for the same period in 2001. The decreases in the 2002 periods were primarily the result of lower oil and gas revenues and a lower depletion base, partially offset by a higher depletion rate resulting from lower natural gas prices.

Interest and other income

         Interest and other income for the nine months ended September 30, 2002 was $0.1 million compared to $1.2 million for the same period a year ago reflecting lower interest income associated with accumulated cash and cash equivalents in the current year period.

Interest expense

         Interest expense for the nine months ended September 30, 2002 was $14.3 million compared to $17.1 million for the same period a year ago. The $2.8 million decrease reflects the reduction of outstanding debt and, to a lesser extent, lower interest rates on the new credit facility.

Reorganization items

         The Company completed its reorganization in 2001 and consequently there were no reorganization items in 2002. For the nine months ended September 30, 2001, the Company recorded $2.9 million of reorganization items, primarily for legal and financial advisory services in connection with the Chapter 11 proceedings.

Income Taxes

         Income tax expense for the nine months ended September 30, 2002 was $14.1 million compared to an income tax benefit in the same period of 2001 of $7.6 million. The Company increased its valuation allowance against net deferred assets at June 30, 2002 by $15.9 million. See Note 6 to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

         In order to meet its obligations under the Senior Notes due in January 2003, the Company has curtailed its planned capital expenditures for 2002 to be between $44 million and $47 million, of which $38.3 million was invested in the first nine months of 2002, sold certain non-core oil and gas properties for net proceeds of $30.9 million during the nine months September 30, 2002 and has entered into a non-binding letter of intent with an institutional lender for a $60 Million Credit Facility. In connection therewith, the Company will be required to amend or replace its existing Revolving Credit Facility. The Company anticipates that the amended or replacement Revolving Credit Facility and the $60 Million Credit Facility will close by year-end, although each proposed facility is subject to lender due diligence and negotiation of definitive agreements and will require the other facility be closed as well.

         While the Company believes that it will be successful in obtaining an amended or replacement Revolving Credit Facility as well as a new $60 Million Credit Facility, there can be no assurance that this will occur. If the financing is obtained, the Company anticipates that it will meet the Senior Note maturity obligations. However, in the event that the Company is unable to meet its Senior Note obligations when due and the Company is unable to obtain an extension of the maturity of the Senior Note obligations, holders of the Senior Subordinated Notes would have the right to declare the principal amount ($125 million) on the Senior Subordinated Notes to be immediately due and payable. In such event, the Company would not have sufficient resources to pay the outstanding Senior Notes and Senior Subordinated Notes and this would put into doubt the Company's ability to continue as a going concern.

         If the Company is successful in consummating the amended or replacement Revolving Credit Facility as well as a new $60 Million Credit Facility and retiring the Senior Notes when due, then the Company believes that its cash flow and the amounts available under the new Revolving Credit Facility should be sufficient to carry out its business operations and meet its obligations.

Cash flow from operating activities

         Net income adjusted for non-cash charges and reorganization items for the nine months ended September 30, 2002 was $13.8 million compared to $66.4 million during the same period in 2001. The decrease was primarily due to the effect of lower realized natural gas prices and production as discussed above. Net cash provided by operating activities for the nine months ended September 30, 2002 was $4.1 million compared to net cash provided by operating activities of $174.2 million for the same period in 2001. In addition to lower realized natural gas prices and production in the current year period, the prior year period reflects the net proceeds of $175.4 million from the Production Payment sold in February 2001, the payment of $71.4 million of interest and the $28 million cost of terminating certain derivative instruments in connection with the emergence from Chapter 11. The decrease in trade accounts receivable is mainly due to a decrease in joint interest receivables due to decreased drilling activity and the timing of cash receipts. The decrease in accounts payable and accrued liabilities is largely due to curtailment of capital expenditures, the payment of a retention bonus approved in the Chapter 11 proceedings and the timing of cash disbursements.

Investing activities

         Capital expenditures for the nine months ended September 30, 2002 were $38.3 million of which $4.8 million was for the acquisition of proved reserves, $22.5 million was for development activities, and $11.0 million was for lease acquisitions, seismic surveys and exploratory drilling.

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

Forward-looking Statements

         The information discussed in this Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical facts, included herein regarding refinancing of debt, liquidity, planned capital expenditures, increases in oil and gas production, the number of anticipated wells to be drilled after the date hereof, the Company's financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties, and the Company can give no assurance that such expectations will prove to be correct. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the Company's failure to obtain the $60 Million Credit Facility and amend or replace the Revolving Credit Facility, or in the alternative, obtain an extension of the maturity of the Senior Note obligations, the timing and success of the Company's drilling activities, the volatility of prices and supply and demand for oil and gas, the numerous uncertainties inherent in estimating quantities of oil and gas reserves and actual future production rates and associated costs, the usual hazards associated with the oil and gas industry (including blowouts, cratering, pipe failure, spills, explosions and other unforeseen hazards), and changes in regulatory requirements.

         All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

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

The following table sets forth the Company's oil and natural gas hedged position at September 30, 2002.

                         Enron Swap @ $4.02 per MMbtu
                             if NYMEX above $2.50               Enron Puts @ $3.00 per MMbtu
                        -------------------------------       --------------------------------
                                            Unrealized                              Unrealized
                          Volume               Gain                  Volume           Gain
                          MMBtu              ($000s)                 MMBtu          ($000s)
                        ----------          ----------             -----------      ----------
2002

     4th Qtr........      310,000                 104                 310,000             -
                       -----------           ---------             -----------        ------
            Total...       31,000             $   104                  30,000             -
                       ===========           =========             ===========        ======


                         Swaps @ $3.85 avg. per MMbtu             Swaps @ $26.50 per barrel
                        -------------------------------       --------------------------------
                                            Unrealized                             Unrealized
                           Volume              Loss               Volume              Loss
                           MMBtu              ($000s)            Barrels             ($000s)
                        ----------          ----------             -----------      ----------
2002

     4th Qtr........    1,530,000                (206)                 46,000           (158)
                       -----------           ---------             -----------        ------
            Total...    1,530,000             $  (206)                $46,000           (158)
                       ===========           =========             ===========        ========


The Company accounts for oil and natural gas futures contracts and commodity price swaps in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". Enron has not performed under its derivative contracts with the Company since November 2001. See Note 9 to Consolidated Financial Statements in the Company's 2001 annual report on Form 10-K.

         The Company uses fixed and variable rate long-term debt to finance its capital-spending program. These debt arrangements exposed the Company to market risk related to changes in interest rates. During the third quarter of 2002, the Company's weighted average contractual interest rate on its weighted average fixed rate debt of $186.3 million was 9.6%. The weighted average interest rate on its weighted average variable rate debt of $9.3 million was 4.2%. During the nine months ended September 30, 2002, the Company's weighted average contractual interest rate on its weighted average fixed rate debt of $193.7 million was 9.6%. The weighted average interest rate on its weighted average variable rate debt of $10.7 million was 4.1%.

Item 4.  Controls and Procedures

         Within the 90 days prior to the date of this report, the Company conducted an evaluation, under the supervision of and with the participation of the Company's management, including the President and Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the President and Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

         There were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies or material weaknesses in the Company's internal controls.

                         KCS ENERGY, INC. - FORM 10-Q
                           PART II - OTHER INFORMATION

                           Item 1. Legal Proceedings.

         Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and Note 12 to Condensed Consolidated Financial Statements included herein.


Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits:

         10.1 Third Amendment to Credit Agreement dated as of November 13, 2002, is among KCS ENERGY, INC. (the "BORROWER"), certain commercial lending institutions named on the signature pages hereto (together with their respective successors and assigns in such capacity, each as a "LENDER" and collectively as the "LENDERS"), CANADIAN IMPERIAL BANK OF COMMERCE, NEW YORK AGENCY, as agent for the Lenders (in such capacity, together with its successors and assigns, the "AGENT"), CIBC INC., as collateral agent for the Lenders (in such capacity, together with its successors and assigns, "COLLATERAL AGENT").

         99.1 Certification of James W. Christmas, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

         99.2 Certification of Frederick Dwyer, Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes- Oxley Act of 2002.

          (b) Reports on Form 8-K.

                  The Company filed a current Report on Form 8-K, dated July 1, 2002, reporting on "Item 4. Changes in Registrant's Certifying Accountant" the change of the Company's independent public accountants to Ernst & Young LLP for the fiscal year ending December 31, 2002 replacing Arthur Andersen LLP.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               KCS ENERGY, INC.


November 14, 2002                              /s/  FREDERICK DWYER
                                               ---------------------------------
                                               Frederick Dwyer

                                               Vice President, Controller
                                                 and Secretary

                                 CERTIFICATIONS

I, James W. Christmas, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of KCS Energy, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                               /s/ JAMES W. CHRISTMAS
                                               ---------------------------
                                               James W. Christmas
                                               President and Chief
                                               Executive Officer
                                               November 14, 2002

I, Frederick Dwyer, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of KCS Energy, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                             /s/ FREDERICK DWYER
                                             ---------------------------------
                                             Frederick Dwyer
                                             Vice President, Controller and
                                             Secretary
                                             November 14, 2002

                                 EXHIBIT INDEX

    10.1 Third Amendment to Credit Agreement dated as of November 13, 2002, is among KCS ENERGY, INC. (the "BORROWER"), certain commercial lending institutions named on the signature pages hereto (together with their respective successors and assigns in such capacity, each as a "LENDER" and collectively as the "LENDERS"), CANADIAN IMPERIAL BANK OF COMMERCE, NEW YORK AGENCY, as agent for the Lenders (in such capacity, together with its successors and assigns, the "AGENT"), CIBC INC., as collateral agent for the Lenders (in such capacity, together with its successors and assigns, "COLLATERAL AGENT").

    99.1 Certification of James W. Christmas, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

    99.2 Certification of Frederick Dwyer, Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
             Section 906 of the Sarbanes- Oxley Act of 2002.