Form 10-Q
period 2003-05-14
KCS ENERGY INC
filed 2003-05-14
CIK 832820

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 001-13781

                                KCS ENERGY, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                            22-2889587
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

   5555 San Felipe Road, Houston, TX                               77056
(Address of principal executive offices)                        (Zip Code)

                                 (713) 877-8006
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.|X| Yes | | No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b2 of the Exchange Act). | | Yes |X| No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Incicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. |_| Yes |_| No

Not applicable. Although the registrant was involved in bankruptcy proceedings during the preceding five years, the registrant did not distribute securities under its plan of reorganization.

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $0.01 par value: 38,222,749 shares outstanding as of April 30, 2003.

Item 1. Financial Statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

                                                                Three Months Ended
                                                                    March 31,
(Amounts in thousands except                                   --------------------
per share data)                    Unaudited                     2003        2002
-----------------------------------------------                --------    --------
Oil and gas revenue                                            $ 39,647    $ 29,357
Other revenue, net                                                  793        (533)
-----------------------------------------------------------------------------------
Total revenue                                                    40,440      28,824
-----------------------------------------------------------------------------------
Operating costs and expenses
      Lease operating expenses                                    6,331       6,536
      Production taxes                                            2,293       1,323
      General and administrative expenses                         1,800       2,127
      Stock compensation                                            154         316
      Accretion of asset retirement obligation                      279          --
      Depreciation, depletion and amortization                   10,642      13,100
-----------------------------------------------------------------------------------
Total operating costs and expenses                               21,499      23,402
-----------------------------------------------------------------------------------
Operating income                                                 18,941       5,422
-----------------------------------------------------------------------------------
Interest and other income, net                                       27          70
Interest expense                                                 (4,614)     (4,830)
-----------------------------------------------------------------------------------
Income before income taxes                                       14,354         662
Federal and state income (taxes) benefit                            482         596
-----------------------------------------------------------------------------------
Income before cumulative effect of accounting change             14,836       1,258
Cumulative effect of accounting change, net of tax                 (934)     (6,166)
-----------------------------------------------------------------------------------
Net income (loss)                                                13,902      (4,908)
Dividends and accretion of issuance costs on preferred stock       (309)       (253)
-----------------------------------------------------------------------------------
Income (loss) available to common stockholders                 $ 13,593    $ (5,161)
===================================================================================

Earnings (loss) per share of common stock - basic
      Before cumulative effect of accounting change            $   0.38    $   0.03
      Cumulative effect of accounting change                   $  (0.02)   $  (0.18)
-----------------------------------------------------------------------------------
   Earnings (loss) per share of common stock - basic           $   0.36    $  (0.15)
===================================================================================

Earnings (loss) per share of common stock - diluted
      Before cumulative effect of accounting change            $   0.36    $   0.03
      Cumulative effect of accounting change                   $  (0.02)   $  (0.18)
-----------------------------------------------------------------------------------
   Earnings (loss) per share of common stock - diluted         $   0.34    $  (0.15)
===================================================================================

Average shares outstanding for computation of earnings per
share
  Basic                                                          37,436      34,986
  Diluted                                                        41,120      34,986
===================================================================================

The accompanying notes to the condensed consolidated financial statements are an integral part of these financial statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands                                                   March 31,  December 31,
   except share and per share data)           Unaudited                    2003        2002
----------------------------------------------------------              ---------  ------------
Assets
Current assets
      Cash and cash equivalents                                         $   2,356    $   6,935
      Trade accounts receivable, less allowance
         for doubtful accounts-2003 $4,692; 2002 $4,678                    27,601       16,863
      Prepaid drilling                                                        220        1,362
      Other current assets                                                  2,065        2,034
----------------------------------------------------------------------------------------------
           Current assets                                                  32,242       27,194
----------------------------------------------------------------------------------------------
Oil and gas properties, full cost method, less accumulated
  DD&A-2003 $897,222; 2002 $891,124                                       243,492      231,579
Other property, plant and equipment at cost less accumulated
  depreciation; 2003 $10,704; 2002 $10,415                                  8,651        8,715
----------------------------------------------------------------------------------------------
           Property, plant and equipment, net                             252,143      240,294
----------------------------------------------------------------------------------------------
Deferred charges and other assets                                           2,676          645
----------------------------------------------------------------------------------------------
Total Assets                                                            $ 287,061    $ 268,133
==============================================================================================
Liabilities and stockholders' deficit
Current liabilities
      Accounts payable                                                  $  30,520    $  23,854
      Accrued interest                                                      2,813        8,174
      Accrued drilling cost                                                 2,802        2,861
      Other accrued liabilities                                             9,400        8,784
----------------------------------------------------------------------------------------------
           Current liabilities                                             45,535       43,673
----------------------------------------------------------------------------------------------
Deferred credits and other liabilities
      Deferred revenue                                                     58,359       66,582
      Asset retirement obligation                                          11,421           --
      Other                                                                   940          961
----------------------------------------------------------------------------------------------
           Deferred credits and other liabilities                          70,720       67,543
----------------------------------------------------------------------------------------------
Long-term debt
      Credit facility                                                      60,500          500
      Senior notes                                                             --       61,274
      Senior subordinated notes                                           125,000      125,000
----------------------------------------------------------------------------------------------
           Long-term debt                                                 185,500      186,774
----------------------------------------------------------------------------------------------
Commmitments and contingencies
Preferred stock, authorized 5,000,000 shares, issued 30,000 shares redeemable convertible preferred stock, par value $0.01 per share, liquidation preference $1,000 per share -  9,388 and
   13,288 shares outstanding, respectively                                  9,101       12,859
----------------------------------------------------------------------------------------------
Stockholders' (deficit)
      Common stock, par value $0.01 per share
         authorized 75,000,000 shares, issued 40,383,845
         and 38,611,816, respectively                                         404          386
      Additional paid-in capital                                          172,378      167,335
      Accumulated deficit                                                (182,722)    (196,315)
      Unearned compensation                                                (1,408)        (880)
      Accumulated other comprehensive income                               (7,706)      (8,501)
      Less treasury stock, 2,167,096 shares, at cost                       (4,741)      (4,741)
----------------------------------------------------------------------------------------------
           Total stockholders' (deficit)                                  (23,795)     (42,716)
----------------------------------------------------------------------------------------------
Total liabilities and stockholders' deficit                             $ 287,061    $ 268,133
==============================================================================================

The accompanying notes to the condensed consolidated financial statements are an integral part of these financial statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                Three Months Ended
                                                                     March 31,
                                                               ---------------------
(Amounts in thousands)                   Unaudited               2003        2002
---------------------------------------------------------      --------    --------
Cash flows from operating activities:
      Net income (loss)                                        $ 13,902    $ (4,908)
      Non-cash charges (credits):
          Depreciation, depletion and amortization               10,642      13,100
          Amortization of deferred revenue                       (8,223)    (13,002)
          Non-cash derivative losses, net                         1,378         851
          Deferred tax benefit                                     (482)       (596)
          Cumulative effect of accounting change                    934       6,166
          Accretion of asset retirement obligation                  279          --
          Other non-cash charges and credits, net                   164         700
      Net changes in assets and liabilities:
          Change in trade accounts receivable                   (10,752)     (3,773)
          Change in accounts payable and accrued liabilities      7,585      (3,890)
          Change in accrued interest payable                     (5,361)     (5,050)
          Other, net                                                 17         (47)
-----------------------------------------------------------------------------------
Net cash provided by (used in) operating activities              10,083     (10,449)
-----------------------------------------------------------------------------------

Cash flows from investing activities:
      Investment in oil and gas properties                      (10,818)    (15,552)
      Proceeds from sales of oil and gas properties                (157)        309
      Investment in other property, plant and equipment            (225)        (54)
-----------------------------------------------------------------------------------
Net cash used in investing activities                           (11,200)    (15,297)
-----------------------------------------------------------------------------------

Cash flows from financing activities:
      Proceeds from borrowings                                   69,295      10,800
      Repayments of debt                                        (70,569)     (7,254)
      Deferred financing cost and other, net                     (2,188)       (221)
-----------------------------------------------------------------------------------
Net cash provided by (used in) financing activities              (3,462)      3,325
-----------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                        (4,579)    (22,421)
Cash and cash equivalents at beginning of period                  6,935      22,927
-----------------------------------------------------------------------------------
Cash and cash equivalents at end of period                     $  2,356    $    506
===================================================================================

The accompanying notes to the condensed consolidated financial statements are an integral part of these financial statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES

                STATEMENTS OF CONSOLIDATED STOCKHOLDERS' DEFICIT
                             (Amounts in thousands)

                                                                                              Accumulated
                                                           Additional                            Other
                                             Common          Paid-in        Accumulated      Comprehensive        Unearned
               Unaudited                     Stock           Capital          Deficit            Income         Compensation
-------------------------------------------------------   --------------   --------------    --------------    --------------
Balance at December 31, 2002             $          386   $      167,335   $     (196,315)   $       (8,501)   $         (880)
   Comprehensive income
    Net income                                       --               --           13,902                --                --
    Commodity hedges, net of tax                     --               --               --               795                --
   Comprehensive income
   Conversion of redeemable
    preferred stock                                  13            3,887               --                --                --
   Stock issuances - benefit plans and
      awards of restricted stock                      4              991               --                --              (682)
   Stock compensation expense                        --               --              154
   Dividends and accretion of issuance
      costs on preferred stock                        1              165             (309)               --                --
                                         --------------   --------------   --------------    --------------    --------------
Balance at March 31, 2003                $          404   $      172,378   $     (182,722)   $       (7,706)   $       (1,408)
                                         ==============   ==============   ==============    ==============    ==============


                                                                                 Total
                                                                             Stockholders'
                                            Treasury       Comprehensive      (Deficit)
               Unaudited                     Stock             Income           Equity
-------------------------------------------------------    --------------   --------------
Balance at December 31, 2002             $       (4,741)                    $      (42,716)
   Comprehensive income
    Net income                                       --    $       13,902           13,902
    Commodity hedges, net of tax                     --               795              795
                                                           --------------
   Comprehensive income                                    $       14,697
                                                           ==============
   Conversion of redeemable
    preferred stock                                  --                              3,900
   Stock issuances - benefit plans and
      awards of restricted stock                     --                                313
   Stock compensation expense                        --                                154
   Dividends and accretion of issuance
      costs on preferred stock                       --                               (143)
                                         --------------                     --------------
Balance at March 31, 2003                $       (4,741)                    $      (23,795)
                                         ==============                     ==============

The accompanying notes to the condensed consolidated financial statements are an integral part of these financial statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The condensed consolidated interim financial statements included herein have been prepared by KCS Energy, Inc. ("KCS" or "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and reflect all adjustments which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. Although KCS believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Certain previously reported amounts have been reclassified to conform with current period presentations.

2. New Accounting Principles

     Effective January 1, 2003, the Company adopted Financial Accounting Standards Board Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the periods in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. The liability is accreted to the fair value at the time of settlement over the useful life of the asset, and the capitalized cost is depreciated over the useful life of the related asset. Upon adoption of SFAS No. 143, the Company's net property, plant and equipment was increased by $10.2 million, an additional asset retirement obligation of $11.1 million was recorded and a $0.9 million charge, net of tax against net income (or a $.02 loss per basic and diluted share) was reported in the first quarter of 2003 as a cumulative effect of a change in accounting principle. Subsequent to adoption, the effect of the change in accounting principle was immaterial.

      Had the provisions of SFAS No. 143 been applied as of January 1, 2002, the asset retirement obligation would have been $10.1 million. The following table illustrates the pro forma effect on net loss available to common stockholders and loss per share if the Company had applied the provisions of SFAS No. 143 during the first quarter of 2002:

                                                                   For the
                                                                Quarter Ended
(Amounts in thousands except for per share data)               March 31, 2002
---------------------------------------------------------     ----------------

Loss available to common stockholders
      As reported                                                  $(5,161)
      Pro forma                                                     (5,294)

Loss per share
      Basic - as reported                                          $ (0.15)
      Basic - pro forma                                            $ (0.15)
      Diluted - as reported                                        $ (0.15)
      Diluted - pro forma                                          $ (0.15)

      Effective January 1, 2002, KCS began amortizing the capitalized costs related to oil and gas properties on the unit-of-production basis ("UOP") using proved oil and gas reserves. Previously, KCS had computed amortization on the basis of future gross revenue ("FGR"). The Company determined that the change to UOP was preferable under accounting principles generally accepted in the United States, since among other reasons, it provides a more rational basis for amortization during periods of volatile commodity prices and also increases consistency with others in the industry. As a result of this change, the

Company recorded a non-cash cumulative effect charge of $6.2 million, net of tax, (or $0.18 per basic and diluted common share) in the first quarter of 2002.

3. Deferred Revenue

     In 2001, the Company entered into a production payment transaction whereby it sold 43.1 Bcfe (38.3 Bcf of gas and 797,000 barrels of oil) (the "Production Payment"). Net proceeds from the Production Payment of approximately $175 million were recorded as deferred revenue on the balance sheet. In accordance with SFAS No. 19 "Financial Accounting and Reporting by Oil and Gas Producing Companies," deliveries under the Production Payment are recorded as non-cash oil and gas revenue with a corresponding reduction of deferred revenue at the average discounted price per Mcf of natural gas and per barrel of oil received when the Production Payment was sold. The Company also reflects the production volumes and depletion expense as deliveries are made. However, the associated oil and gas reserves are excluded from the Company's reserve data. For the three months ended March 31, 2003, the Company delivered 2.0 Bcfe and recorded $8.2 million of oil and gas revenue. Since the sale of the Production Payment in February 2001 through March 31, 2003, the Company has delivered 28.9 Bcfe, or 67% of the total quantity to be delivered.

4. Redeemable Convertible Preferred Stock

      As a result of conversions of the redeemable convertible preferred stock issued in 2001, 1.3 million shares of common stock were issued in the three months ended March 31, 2003.

5. Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share:

                                                          Three months ended
                                                                March 31
(amounts in thousands                                     -------------------
except per share data)                                      2003       2002
------------------------------------------------------------------   --------
Basic earnings (loss) per share:
     Income (loss) available to common stockholders       $ 13,593   $ (5,161)
                                                          --------   --------

     Average shares of common stock outstanding             37,436     34,986
                                                          --------   --------
Basic earnings (loss) per share                           $   0.36   $  (0.15)
                                                          ========   ========

Diluted earnings (loss) per share:
     Income (loss) available to common stockholders       $ 13,593   $ (5,161)
     Dividends and accretion of issuance costs
        on preferred stock                                     309        N/A
                                                          --------   --------
Diluted earnings (loss)                                   $ 13,902   $ (5,161)
                                                          --------   --------

     Average shares of common stock outstanding             37,436     34,986
     Assumed conversion of convertible
       preferred stock                                       3,566        N/A
     Dividends on convertible preferred stock                   66        N/A
     Stock options and warrants                                 52         --
                                                          --------   --------
     Average diluted shares of common stock outstanding     41,120     34,986
                                                          --------   --------
Diluted earnings (loss) per share                         $   0.34   $  (0.15)
                                                          ========   ========

      Common shares on assumed conversion of convertible preferred stock amounting to 5.3 million shares in the 2002 three-month period were not included in the computation of diluted loss per common share nor were accrued dividends on convertible preferred stock or stock options and warrants since they would be anti-dilutive.

6. Derivatives

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

      In 2003, the Company entered into a series of derivative transactions designed to protect against possible declines in natural gas prices while enabling the Company to benefit from price increases. At March 31, 2003, the Company had derivative instruments covering 3.5 million Mmbtu of gas production for April through November 2003. These instruments established an average floor price of $4.51 and enable the Company to receive market prices up to an average cap of $5.78, approximately 26% of any price between $5.78 and $6.28 and 100% of any price above $6.28. The following table sets forth the Company's oil and natural gas hedged position at March 31, 2003.

                                                          Expected Maturity, 2003                  Fair
                                          -----------------------------------------------------    Value
                                          2nd Quarter   3rd Quarter   4th Quarter      Total       ($000)
                                          -----------   -----------   -----------      -----       ------
Swaps:                                                                                            $    37
   Volumes (bbl)                               15,000            --            --        15,000
   Weighted average price ($/bbl)         $     31.06   $        --   $        --   $     31.06

 Puts / Floors:                                                                                   $   137
    Volumes (Mmbtu)                           150,000       460,000       305,000       915,000
    Weighted average price ($/Mmbtu)      $      4.25   $      4.25   $      4.25   $      4.25

 3-way collars:                                                                                   $   352
    Volumes (MMbtu)                         1,060,000     1,075,000       460,000     2,595,000
    Weighted average price ($/Mmbtu)
          Floor (purchased put option)    $      4.83   $      4.47   $      4.40   $      4.61
          Cap 1 (sold call option)        $      5.81   $      5.76   $      5.75   $      5.78
          Cap 2 (purchased call option)   $      6.31   $      6.26   $      6.25   $      6.28

      In addition to the above, the Company has entered into fixed price sales contracts covering 0.3 million Mmbtu at an average price of $5.09 for April through June 2003 and will deliver 4.8 Bcfe for April thru December under the Production Payment sold in February 2001 at an average price of $4.05 per Mcfe.

      During 2001, the Company terminated certain derivative contracts and has been amortizing the loss accumulated in other comprehensive income into earnings over the original term of the derivative instruments. During the first three months of 2003, $0.9 million, net of tax, charged to other comprehensive income ("OCI") was reclassified as a reduction of oil and gas revenues. As of March 31, 2003, $7.6 million remains in accumulated other comprehensive income and will be amortized against earnings through August 2005 ($2.7 million during the remainder of in 2003, $2.9 million in 2004 and $2.0 million in 2005). During the first quarter of 2003, $0.1 million of unrealized derivative losses were charged to OCI which will be reclassified against earnings within the current fiscal year. The ineffective portion of these derivatives was immaterial in the first quarter of 2003.

7. Supplemental Cash Flow Information

      The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. Interest paid (net of capitalized interest) for the three months ended March 31, 2003 was $9.8 million. No income tax payments were made during the three-month periods ended March 31, 2003 and March 31, 2002.

      In connection with the adoption of SFAS No. 143, the Company recorded a non-cash increase to oil and gas properties of $10.2 million, a non-cash increase in liabilities of $11.1 million and a non-cash charge of $0.9 million as a cumulative effect of accounting change. Other non-cash additions to oil and gas properties were $1.1 million with a corresponding decrease in prepaid drilling.

8. Credit Agreement

      On January 14, 2003, the Company amended and restated its credit agreement ("Credit Agreement") with a group of institutional lenders. The Credit Agreement, which matures on October 3, 2005, provides up to $90.0 million of borrowing capacity, $40.0 million in the form of a term loan, a $30.0 million revolving "A" facility and a $20.0 million revolving "B" facility. Borrowing capacity is subject to monthly borrowing base calculations with respect to the value of the Company's oil and gas assets. Initial proceeds of $69.3 million were used primarily to pay off the Company's maturing Senior Note obligations. The term loan and the revolving "B" facility, which may be prepaid at any time without penalty, bear interest based on the prime rate, initially equating to 9.0%, and increasing annually. The revolving "A" facility bears, at the Company's option, an interest rate of LIBOR plus 2.75% to 3.0% or prime plus 0.5% to 0.75%, depending on utilization. On March 31, 2003, $60.5 million was outstanding under the Credit Agreement and the weighed average interest rate was 7.7%. The revolving "A" facility requires a commitment fee of 0.5% per annum on the unused availability and carries an early termination penalty of 1.5% in the first year and 1% in the second year. Financing fees associated with the Credit Agreementhave been recorded as deferred charges and are being amortized as interest expense over the life of the Credit Agreement. Certain other fees are also payable under the Credit Agreementbased on services provided. Substantially all of the Company's assets are pledged to secure the Credit Agreement.

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

9. Stock Compensation

      As permitted under SFAS No. 123 "Accounting for Stock-Based Compensation", as amended, the Company has elected to continue to account for stock options under the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Under this method, the Company records no compensation expense for stock options granted if the exercise price of those options is equal to or greater than the market price of the Company's common stock on the date of grant, unless the awards are subsequently modified. The following table illustrates the effect on income (loss) available to common stockholders and earnings (loss) per share if the Company had applied the fair value recognition provision of SFAS No. 123, as amended, to stock options.


                                            For the Three Months Ended
                                                     March 31,
(amounts in thousands except                --------------------------
 per share data)                                2003          2002
-------------------------------------------------------    -----------
   Income (loss) available to common
      stockholders, as reported              $   13,593    $   (5,161)
   Add: Stock-based compensation expense
     included in reported net income                154           316
   Deduct: Total stock-based employee
      compensation expense determined
      under fair value based method for
      all awards                                   (412)         (392)
   Pro forma income (loss) available to      ----------    ----------
      common stockholders                    $   13,335    $   (5,237)
                                             ==========    ==========
   Earnings (loss) per share:
      Basic - as reported                    $     0.36    $    (0.15)
      Basic - pro forma                      $     0.36    $    (0.15)
      Diluted - as reported                  $     0.34    $    (0.15)
      Diluted - pro forma                    $     0.33    $    (0.15)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following is a discussion and analysis of our financial condition and results of operations and should be read in conjunction with the condensed consolidated financial statements (including the notes thereto) included elsewhere in this Form 10-Q.

Forward-Looking Statements

      The information discussed in this quarterlyreport on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included herein concerning, among other things, planned capital expenditures, increases in oil and gas production, the number of anticipated wells to be drilled after the date hereof, the Company's financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as "expect," "estimate," "project," "plan," "believe," "achievable," "anticipate" and similar terms and phrases. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties, and the Company can give no assurance that such expectations will prove to be correct. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including:

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

These and other risks are described in greater detail in "Oil and Gas Risk Factors" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

      All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors. Other than required under the securities laws, the Company does not assume a duty to update these forward looking statements.

General

      Our main objective in 2002 was to position the Company to meet the Senior Note obligations due January 15, 2003. In order to meet this objective, we curtailed our drilling and overall capital expenditure programs and sold certain non-core assets. These actions positioned us to reduce debt and negotiate the financing necessary to pay off the remaining portion of the maturing Senior Notes during a difficult period in the capital markets. Although the asset sales and curtailed drilling and capital expenditure programs resulted in lower production and reserves in 2002, we exited the year in a stronger financial position, with increased financial flexibility, a focused asset base in our core areas, and a quality multi-year drilling prospect inventory.

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

      With the completion of the financing, implementation of a cost reduction program and a hedging program designed to protect against possible declines in natural gas prices while enabling us to benefit from price increases, we believe that the Company is positioned to capitalize on the current strong natural gas price environment, to focus on developing our prospect inventory to grow reserves and production in our core areas and to further reduce debt.

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

Results of Operations

     Income before cumulative effect of an accounting change for the three months ended March 31, 2003 was $14.8 million, or $0.38 per basic share ($0.36 per diluted share) compared to $1.3 million, or $0.03 per basic and diluted share for the three months ended March 31, 2002. This increase was primarily attributable to substantially higher natural gas and oil prices partially offset by decreased oil and gas production, due largely to the sale of certain non-core properties in 2002.

     The cumulative effect of an accounting change was $0.9 million, or $0.02 per basic and diluted share for the current year three-month period as a result of the adoption of Financial Accounting Standards Board Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). For the three months ended March 31, 2002, the cumulative effect of accounting change was $6.2 million, or $0.18 per basic and diluted share which reflected the change from the future gross revenue method of accounting for the amortization of capitalized costs related to oil and gas properties to the unit-of-production method. See Note 2 to Condensed Consolidated Financial Statements for more information regarding these accounting changes.

      Income available to common stockholders for the three-months ended March 31, 2003 was $13.6 million, or $0.36 per basic share ($0.34 per diluted share), compared to a loss of $5.2 million, or $0.15 per basic and diluted share for the same period in 2002.

                                             Three Months Ended
                                                  March 31,
                                            -------------------
                                              2003       2002
                                            --------   --------
                Production: (a)
                      Gas (MMcf)               5,975      8,312
                      Oil (Mbbl)                 215        269
                      Liquids (Mbbl)              48         71

                      Summary (MMcfe):
                         Working interest      7,552      9,469
                         VPP                      --        879
                                            --------   --------
                                   Total       7,552     10,348

                Average Price: (b)
                      Gas (per Mcf)         $   5.51   $   2.88
                      Oil (per bbl)            27.48      17.70
                      Liquids (per bbl)        17.27       9.03
                      Total (per Mcfe)          5.25       2.84

                Revenue:
                      Gas                   $ 32,911   $ 23,964
                      Oil                      5,911      4,753
                      Liquids                    825        640
                                            --------   --------
                      Total                 $ 39,647   $ 29,357
                                            ========   ========

Notes:
(a)
Production includes 2,018 and 3,234 MMcfe for the three months ended in 2003 and 2002 respectively, dedicated to the Production Payment sold in February 2001. See Note 3 to Condensed Consolidated Financial Statements.

(b)
Includes the effects of hedging and the Production Payment sold in February 2001. See Notes 3 and 6 to Condensed Consolidated Financial Statements.

Gas revenue

      For the three months ended March 31, 2003, gas revenue increased $8.9 million to $32.9 million due to a 91% increase in average realized natural gas prices offset by 28% decrease in production. The production decline was primarily due to the sale of oil and gas properties in 2002 and the expiration of certain VPPs.

Oil and liquids revenue

      For the three months ended March 31, 2003, oil and liquids revenue increased $1.3 million to $6.7 million due to a 61% increase in the weighted average price offset by a 23% decrease in production. The decrease in production in current year period was primarily due to the sale of oil and gas properties in 2002 and the natural declines of producing properties.

Other revenue, net

      Other revenue was $0.8 million for the three months ended March 31, 2003 compared to a net cost of $0.5 million for the same period a year ago. The increase was primarily attributable to increased marketing and transportation revenue incidental to our oil and gas operations.

Lease operating expenses

      Lease operating expenses decreased $0.2 million to $6.3 million for the three months ended March 31, 2003 compared to the same period in 2002. Continued focus on operating efficiency along with the sale of certain properties contributed to the current year reductions. This was partially offset by increased workover activity on oil and gas wells during the first quarter of 2003.

Production taxes

      Production taxes, which are generally based on a percentage of revenue (excluding VPP revenue) increased $1.0 million to $2.3 million for the three months ended March 31, 2002 compared to the same period in 2002, due to higher oil and gas revenue associated with higher average realized prices.

General and administrative expenses

      General and administrative expenses for the three months ended March 31, 2003 were $1.8 million compared to $2.1 million for the same period a year ago primarily due to lower labor costs associated with a reduced work force.

Stock compensation

      Stock compensation was $0.2 million for the three-month period ended March 31, 2003 compared to $0.3 million for the same period a year ago. The slight decrease is associated with our reduction in work force. These amounts reflect the non-cash amortization of restricted stock grants issued to employees under the Company's 2001 Employees and Directors Stock Plan.

Depreciation, depletion and amortization

      For the three months ended March 31, 2003, depreciation, depletion and amortization ("DD&A") decreased $2.2 million to $10.9 million compared to $13.1 million for the same period in 2002. The decrease reflects reduced production and a lower depletion base primarily as a result of the non-core property sales in 2002.

Interest expense

      Interest expense for the three months ended March 31, 2003 was $4.6 million compared to $4.8 million for the same period a year ago. The decrease reflects the trend of lowering outstanding debt and, to a lesser extent, lower interest rates on our new credit facility.

Income Taxes

      Income tax benefits were $0.5 million for the three months ended March 31, 2003 compared to $0.6 million for the same period a year ago and are related to the continued amortization of terminated derivative contracts from accumulated other comprehensive income into earnings.

     We continue to maintain a valuation allowance against 100% of net deferred tax assets, since at this time, it is difficult to project the necessary levels of future taxable income with sufficient certainty, considering the significant volatility in natural gas and oil prices and that the current higher price environment has existed for only a short period. We will continue to assess the valuation allowance, and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized in the future.

Liquidity and Capital Resources

      Our main objective in 2002 was to position the Company to meet the Senior Note obligations due January 15, 2003. In order to meet this objective, we curtailed our drilling and overall capital expenditure programs and sold certain non-core assets. These actions positioned us to reduce debt and negotiate the financing necessary to pay off the remaining portion of the maturing Senior Notes during a difficult period in the capital markets. Although the asset sales and curtailed drilling and capital expenditure programs resulted in lower production and reserves in 2002, we exited the year in a stronger financial position, with increased financial flexibility, a focused asset base in our core areas, and a quality multi-year drilling prospect inventory.

      On January 14, 2003, we completed the arrangements necessary to amend and restate our existing credit agreement ("Credit Agreement") with a group of institutional lenders. Initial proceeds of $69.3 million were used primarily to pay off the balance of the maturing Senior Note obligations. On March 31, 2003, $60.5 million was outstanding under the Credit Agreement and the weighed average interest rate was 7.7%.

      With the completion of the financing, implementation of a cost reduction program and a hedging program designed to protect against possible declines in natural gas prices while enabling us to benefit from price increases, we believe that the Company is positioned to capitalize on the current strong natural gas price environment, to focus on developing our prospect inventory to grow reserves and production in our core areas and to further reduce debt.

Cash flow from operating activities

     Net cash provided by operating activities for the three months ended March 31, 2003 was $10.1 million compared to net cash used in operating activities of $10.4 million during the same period in 2002. The improvement in our cash flow in 2003 was primarily due to higher realized oil and natural gas prices. The net changes in trade accounts receivable and in accounts payable and accrued liabilities also reflect the higher natural gas and oil price environment in 2003 and the timing of cash receipts and disbursements.

Investing activities

     Capital expenditures for the three months ended March 31, 2003 were $11.9 million of which $11.0 million was for development activities, $0.8 million was for lease acquisitions, seismic surveys and exploratory drilling and $0.1 million was for the acquisition of proved reserves.

     Capital expenditures for the three months ended March 31, 2002 were $15.6 million of which $10.9 million was for development activities, $4.6 million for lease acquisitions, seismic surveys and exploratory drilling and $0.1 million for other assets.

New Accounting Principles

     Effective January 1, 2003, the Company adopted SFAS No. 143 which requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the periods in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. The liability is accreted to the fair value at the time of settlement over the useful life of the asset, and the capitalized cost is depreciated over the useful life of the related asset. Upon adoption of SFAS No. 143, the Company's net property, plant and equipment was increased by $10.2 million, an additional asset retirement obligation of $11.1 million was recorded and a $0.9 million charge, net of tax against net income (or a $0.02 loss per basic and diluted share) was reported in the first quarter of 2003 as a cumulative effect of a change in accounting principle. Subsequent to adoption, the effect of the change in accounting principles was inmaterial.

      Effective January 1, 2002, KCS began amortizing the capitalized costs related to oil and gas properties on the unit-of-production basis ("UOP") using proved oil and gas reserves. Previously, KCS had computed amortization on the basis of future gross revenue ("FGR"). The Company determined that the change to UOP was preferable under accounting principles generally accepted in the United States, since among other reasons, it provides a more rational basis for amortization during periods of volatile commodity prices and also increases consistency with others in the industry. As a result of this change, the Company recorded a non-cash cumulative effect charge of $6.2 million, net of tax, (or $0.17 per basic and diluted common share) in the first quarter of 2002.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Derivative Instruments. The Company's major market risk exposure is to oil and gas prices, which have historically been volatile. Realized prices are primarily driven by the prevailing worldwide price for crude oil and regional spot prices for natural gas production. The Company has utilized, and may continue to utilize, derivative contracts, including swaps, futures contracts, options and collars to manage this price risk. See Note 6 to Condensed Consolidated Financial Statements. While these derivative contracts are structured to reduce the Company's exposure to decreases in the price associated with the underlying commodity, they also limit the benefit the Company might otherwise receive from any price increases.

      At March 31, 2003, the Company had derivative instruments covering 3.5 million Mmbtu of gas production for April through November 2003. These instruments established an average floor price of $4.51 and enable the Company to receive market prices up to an average cap of $5.78, approximately 26% of any price between $5.78 and $6.28 and 100% of any price above $6.28. The following table sets forth the Company's oil and natural gas hedged position at March 31, 2003.

                                                          Expected Maturity, 2003                    Fair
                                          -----------------------------------------------------      Value
                                          2nd Quarter   3rd Quarter   4th Quarter      Total         ($000)
                                          -----------   -----------   -----------      -----         ------
Swaps:                                                                                            $        37
   Volumes (bbl)                               15,000            --            --        15,000
   Weighted average price ($/bbl)         $     31.06   $        --   $        --   $     31.06

 Puts / Floors:                                                                                   $       137
    Volumes (Mmbtu)                           150,000       460,000       305,000       915,000
    Weighted average price ($/Mmbtu)      $      4.25   $      4.25   $      4.25   $      4.25

 3-way collars:                                                                                   $       352
    Volumes (MMbtu)                         1,060,000     1,075,000       460,000     2,595,000
    Weighted average price ($/Mmbtu)
          Floor (purchased put option)    $      4.83   $      4.47   $      4.40   $      4.61
          Cap 1 (sold call option)        $      5.81   $      5.76   $      5.75   $      5.78
          Cap 2 (purchased call option)   $      6.31   $      6.26   $      6.25   $      6.28

     In addition to the above, the Company has entered into fixed price sales contracts covering 0.3 million Mmbtu at an average price of $5.09 for April through June 2003 and will deliver 4.8 Bcfe for April thru December under the Production Payment sold in February 2001 at an average price of $4.05 per Mcfe as described in Note 3 to Condensed Consolidated Financial Statements.

      Interest Rate Risk. The Company uses fixed and variable rate long-term debt to finance its capital spending program and for general corporate purposes. These variable rate debt instruments expose the Company to market risk related to changes in interest rates. The Company's fixed rate debt and the associated weighted average interest rate was $125.0 million at 8.9% on March 31, 2003 and $198.9 million at 9.7% on March 31, 2002. The Company's variable rate debt and weighted average interest rate was $60.5 million at 7.7% on March 31, 2003 and $10.8 million at 3.9% on March 31, 2002.

Item 4. Controls and Procedures.

      (a) Evaluation of disclosure controls and procedures.

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

      Our Chief Executive Officer and our Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the date of the filing of this quarterlyreport, and they have concluded that such disclosure controls and procedures were effective at ensuring that they were alerted in a timely manner as to all material information that we are required to include in our reports with the Securities and Exchange Commission.

      (b) Changes in internal controls.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      Reference is made to Note 10 to Condensed Consolidated Financial Statements included herein.

Item 6.  Exhibits and Reports on Form 8-K.

      (a) Exhibits:

            3.1 Restated Certificate of Incorporation of KCS Energy, Inc. (filed as Exhibit (3) i to the Annual Report on Form 10-K as filed with the SEC on April 2, 2001 and incorporated by reference herein.

            3.2 Restated By-Laws of KCS Energy, Inc. (filed as Exhibit (3) ii to the Annual Report on Form 10-K as filed with the SEC on April 2, 2001 and incorporated by reference herein.

            10.1 Amended and Restated Credit Agreement by and among KCS Energy, Inc., the lenders from time to time hereto, Foothill Capital Corporation, as collateral and administrative agent, and Highbridge/ Zwirn Special Opportunities Fund, L.P., as lead arranger (filed as Exhibit (10) vii to the Annual Report on Form 10-K as filed with the SEC on March 31, 2003 and incorporated by reference herein.

            99.1 Certification of James W. Christmas, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 filed here with.

            99.2 Certification of Frederick Dwyer, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes- Oxley Act of 2002 filed here with.

      (b) Reports on Form 8-K.

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

                                            KCS ENERGY, INC.


May 14, 2003                            By: /S/  FREDERICK DWYER
                                            ------------------------------------
                                                 Frederick Dwyer
                                                 Vice President, Controller
                                                          and Secretary

                                  Exhibit Index

      Exhibit
        No.     Description
      ------    -----------

        3.1 Restated Certificate of Incorporation of KCS Energy, Inc. (filed as Exhibit (3) i to the Annual Report on Form 10-K as filed with the SEC on April 2, 2001 and incorporated by reference herein.

        3.2 Restated B-Laws of KCS Energy, Inc. (filed as Exhibit (3) ii to the Annual Report on Form 10-K as filed with the SEC on April 2, 2001 and incorporated by reference herein.

        10.1 Amended and Restated Credit Agreement by and among KCS Energy, Inc., the lenders from time to time hereto, Foothill Capital Corporation, as collateral and administrative agent, and Highbridge/ Zwirn Special Opportunities Fund, L.P., as lead arranger (filed as Exhibit (10) vii to the Annual Report on Form 10-K as filed with the SEC on March 31, 2003 and incorporated by reference herein.

        99.1 Certification of James W. Christmas, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

        99.2 Certification of Frederick Dwyer, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes- Oxley Act of 2002.