Form 10-Q/A
period 2003-05-14
KCS ENERGY INC
filed 2003-08-29
CIK 832820

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A
                                   Amendment No.1

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

      Common Stock, $0.01 par value: 38,286,414 shares outstanding as of August 12, 2003.

                                EXPLANATORY NOTE

The purpose of this Amendment No.1 to the Quarterly Report on Form 10-Q/A is merely to file the certifications required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which were inadvertently omitted from the original Form 10-Q filed on May 14, 2003.

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

      Our Chief Executive Officer and our Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the date of the filing of this quarterly report, and they have concluded that such disclosure controls and procedures were effective at ensuring that they were alerted in a timely manner as to all material information that we are required to include in our reports with the Securities and Exchange Commission.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      Reference is made to Note 10 to Condensed Consolidated Financial Statements included herein.

Item 6.  Exhibits and Reports on Form 8-K.

      (a) Exhibits:

            3.1 Restated Certificate of Incorporation of KCS Energy, Inc. (filed as Exhibit (3) i to the Annual Report on Form 10-K as filed with the SEC on April 2, 2001 and incorporated by reference herein).

            3.2 Restated By-Laws of KCS Energy, Inc. (filed as Exhibit (3) ii to the Annual Report on Form 10-K as filed with the SEC on April 2, 2001 and incorporated by reference herein).

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

          * 31.1  Certification  of James W.  Christmas,  Chairman  and  Chief
                  Executive   Officer,   pursuant   to   Section   302  of  the
                  Sarbanes-Oxley Act of 2002.


          * 31.2 Certification of Joseph T. Leary, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


          * 32.1 Certification of James W. Christmas, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

          * 32.2 Certification of Joseph T. Leary, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes- Oxley Act of 2002.
                  -----------------
                * Filed herewith.

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

                                            KCS ENERGY, INC.


August 29,2003                          By: /S/  FREDERICK DWYER
                                            ------------------------------------
                                                 Frederick Dwyer
                                                 Vice President, Controller
                                                 and Secretary

                                  Exhibit Index

      Exhibit
        No.     Description
      ------    -----------

            3.1 Restated Certificate of Incorporation of KCS Energy, Inc. (filed as Exhibit (3) i to the Annual Report on Form 10-K as filed with the SEC on April 2, 2001 and incorporated by reference herein).

            3.2 Restated By-Laws of KCS Energy, Inc. (filed as Exhibit (3) ii to the Annual Report on Form 10-K as filed with the SEC on April 2, 2001 and incorporated by reference herein).

            10.1 Amended and Restated Credit Agreement by and among KCS Energy, Inc., the lenders from time to time hereto, Foothill Capital Corporation, as collateral and administrative agent, and Highbridge/ Zwirn Special Opportunities Fund, L.P., as lead arranger (filed as Exhibit (10) vii to the Annual Report on Form 10-K as filed with the SEC on March 31, 2003 and incorporated by reference herein).

           * 31.1  Certification  of James W.  Christmas,  Chairman  and  Chief
                   Executive   Officer,   pursuant   to   Section   302  of  the
                   Sarbanes-Oxley Act of 2002.

           * 31.2 Certification of Joseph T. Leary, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           * 32.1 Certification of James W. Christmas, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

           * 32.2  Certification   of  Joseph  T.  Leary  Chief Financial
                   Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
                   -------------------
                 * Filed herewith.