Form 10-Q
period 2003-09-30
KCS ENERGY INC
filed 2003-11-12
CIK 832820

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended September 30, 2003

                                       or

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934


         For the transition period from           to
                                        ---------    ---------

                        Commission file number: 001-13781

                                KCS ENERGY, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                    22-2889587
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

5555 San Felipe Road, Suite 1200, Houston, TX             77056
  (Address of principal executive offices)              (Zip Code)

                                 (713) 877-8006
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
                     (Former name, former address and former
                   fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    X    Yes           No
                                   -------       -------

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).        Yes      X   No
                                            ------       ------

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.         Yes            No
                      -------       --------

Not applicable. Although the registrant was involved in bankruptcy proceedings during the preceding five years, the registrant did not distribute securities under its plan of reorganization.

Number of shares of common stock, par value $0.01 per share, outstanding as of October 31, 2003 41,375,533

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

                                                                            Three Months Ended            Nine Months Ended
                                                                               September 30,                 September 30,
(Amounts in thousands, except                                            -------------------------     -------------------------
per share data)                                        Unaudited            2002           2003           2002           2003
---------------------------------------------------------------------    ----------     ----------     ----------     ----------
Oil and gas revenue                                                      $   41,085     $   30,391     $  119,154     $   90,556
Other, net                                                                     (414)            81          4,689           (983)
                                                                         ----------     ----------     ----------     ----------
Total revenue and other                                                      40,671         30,472        123,843         89,573
                                                                         ----------     ----------     ----------     ----------
Operating costs and expenses
    Lease operating expenses                                                  6,773          5,930         19,797         19,339
    Production taxes                                                          2,197          1,458          5,958          4,413
    General and administrative expenses                                       1,989          2,363          5,651          6,253
    Stock compensation                                                          633            156          1,044            666
    Accretion of asset retirement obligation                                    279             --            837             --
    Depreciation, depletion and amortization                                 12,678         12,735         34,761         37,866
                                                                         ----------     ----------     ----------     ----------
Total operating costs and expenses                                           24,549         22,642         68,048         68,537
                                                                         ----------     ----------     ----------     ----------
Operating income                                                             16,122          7,830         55,795         21,036
                                                                         ==========     ==========     ==========     ==========
Interest and other income, net                                                   (1)            42            101            121
Interest expense                                                             (4,623)        (4,655)       (13,825)       (14,321)
                                                                         ----------     ----------     ----------     ----------
Income before income taxes and cumulative effect of accounting change        11,498          3,217         42,071          6,836
Federal and state income (taxes) benefit                                        183            596         11,747        (14,133)
                                                                         ----------     ----------     ----------     ----------
Net income (loss) before cumulative effect of accounting change              11,681          3,813         53,818         (7,297)
Cumulative effect of accounting change, net of tax                               --             --           (934)        (6,166)
                                                                         ----------     ----------     ----------     ----------
Net income (loss)                                                            11,681          3,813         52,884        (13,463)
Dividends and accretion of issuance costs on preferred stock                   (287)          (214)          (729)          (839)
                                                                         ----------     ----------     ----------     ----------
Income (loss) available to common stockholders                           $   11,394     $    3,599     $   52,155     $  (14,302)
                                                                         ==========     ==========     ==========     ==========
Earnings (loss) per share of common stock - basic
    Before cumulative effect of accounting change                        $     0.30     $     0.10     $     1.39     $    (0.23)
    Cumulative effect of accounting change                               $       --     $       --     $    (0.02)    $    (0.17)
                                                                         ----------     ----------     ----------     ----------
 Earnings (loss) per share of common stock - basic                       $     0.30     $     0.10     $     1.37     $    (0.40)
                                                                         ==========     ==========     ==========     ==========
Earnings (loss) per share of common stock - diluted
    Before cumulative effect of accounting change                        $     0.28     $     0.09     $     1.30     $    (0.23)
    Cumulative effect of accounting change                               $       --     $       --     $    (0.02)    $    (0.17)
                                                                         ----------     ----------     ----------     ----------
  Earnings (loss) per share of common stock - diluted                    $     0.28     $     0.09     $     1.28     $    (0.40)
                                                                         ==========     ==========     ==========     ==========
Average shares outstanding for computation of earnings per share
  Basic                                                                      38,464         36,247         38,046         35,634
  Diluted                                                                    41,905         40,881         41,431         35,634
                                                                         ==========     ==========     ==========     ==========

    The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these financial statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands,                                                    September 30,     December 31,
   except share and per share data)                  Unaudited                2003              2002
---------------------------------------------------------------------     ------------      ------------
Assets
Current assets
       Cash and cash equivalents                                          $      2,754      $      6,935
       Trade accounts receivable, less allowance
          for doubtful accounts-2003 $4,635; 2002 $4,678                        26,343            16,863
       Prepaid drilling                                                          2,047             1,362
       Other current assets                                                      1,925             2,034
                                                                          ============      ============
            Current assets                                                      33,069            27,194
                                                                          ------------      ------------
Oil and gas properties, full cost method, less accumulated
 DD&A-2003 $920,733; 2002 $891,124                                             275,233           231,579
Other property, plant and equipment at cost less accumulated
 depreciation-2003 $11,313; 2002 $10,415                                         8,303             8,715
                                                                          ------------      ------------
            Property, plant and equipment, net                                 283,536           240,294
                                                                          ============      ============
Deferred charges and other assets
       Deferred taxes                                                           10,978                --
       Other                                                                     3,219               645
                                                                          ------------      ------------
Deferred charges and other assets                                               14,197               645
                                                                          ============      ============
Total Assets                                                              $    330,802      $    268,133
                                                                          ============      ============
Liabilities and stockholders' equity (deficit)
Current liabilities
       Accounts payable                                                   $     29,493      $     23,854
       Accrued interest                                                          3,337             8,174
       Accrued drilling cost                                                     8,691             2,861
       Other accrued liabilities                                                 9,837             8,784
                                                                          ============      ============
            Current liabilities                                                 51,358            43,673
                                                                          ------------      ------------
Deferred credits and other non-current liabilities
       Deferred revenue                                                         44,837            66,582
       Asset retirement obligation                                              11,664                --
       Other                                                                       912               961
                                                                          ------------      ------------
            Deferred credits and other non-current liabilities                  57,413            67,543
                                                                          ------------      ------------
Long-term debt
       Credit facility                                                          69,999               500
       Senior notes                                                                 --            61,274
       Senior subordinated notes                                               125,000           125,000
                                                                          ------------      ------------
            Long-term debt                                                     194,999           186,774
                                                                          ------------      ------------
Commmitments and contingencies
Preferred stock, authorized 5,000,000 shares, issued 30,000 shares redeemable convertible preferred stock, par value $0.01 per share, liquidation preference $1,000 per share -  4,838 and
   13,288 shares outstanding, respectively                                       4,736            12,859
                                                                          ============      ============
Stockholders' equity (deficit)
       Common stock, par value $0.01 per share,
          authorized 75,000,000 shares, issued 41,929,974
          and 38,611,816, respectively                                             419               386
       Additional paid-in capital                                              177,500           167,335
       Accumulated deficit                                                    (144,160)         (196,315)
       Unearned compensation                                                      (949)             (880)
       Accumulated other comprehensive income                                   (5,773)           (8,501)
       Less treasury stock, 2,167,096 shares, at cost                           (4,741)           (4,741)
                                                                          ============      ============
            Total stockholders' equity (deficit)                                22,296           (42,716)
                                                                          ------------      ------------
Total liabilities and stockholders' equity (deficit)                      $    330,802      $    268,133
                                                                          ============      ============

    The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these financial statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                       Nine Months Ended
                                                                         September 30,
                                                                 ----------------------------
(Amounts in thousands)                         Unaudited             2003            2002
------------------------------------------------------------     -----------      -----------
Cash flows from operating activities:
      Net income (loss)                                          $    52,884      $   (13,463)
      Non-cash charges (credits):
          Depreciation, depletion and amortization                    34,761           37,866
          Amortization of deferred revenue                           (21,745)         (35,138)
          Non-cash derivative losses, net                              4,134            3,491
          Deferred income taxes (benefit)                            (12,447)          14,133
          Cumulative effect of accounting change                         934            6,166
          Accretion of asset retirement obligation                       837               --
          Other non-cash charges and credits, net                      1,892              781
      Net changes in assets and liabilities:
          Change in trade accounts receivable                         (9,505)           2,248
          Change in accounts payable and accrued liabilities           7,080           (8,564)
          Change in accrued interest payable                          (4,837)          (5,260)
          Other, net                                                    (683)           1,821
                                                                 ===========      ===========
Net cash provided by operating activities                             53,305            4,081
                                                                 ===========      ===========

Cash flows from investing activities:
      Investment in oil and gas properties                           (61,790)         (36,377)
      Proceeds from sales of oil and gas  properties                    (119)          29,413
      Other capital expenditures                                        (486)              78
                                                                 ===========      ===========
Net cash used in investing activities                                (62,395)          (6,886)
                                                                 -----------      -----------

Cash flows from financing activities:
      Proceeds from borrowings                                        69,499            8,800
      Repayments of debt                                             (61,274)         (18,526)
      Deferred financing costs and other, net                         (3,316)              --
                                                                 -----------      -----------
Net cash provided by (used in) financing activities                    4,909           (9,726)
                                                                 -----------      -----------
Decrease in cash and cash equivalents                                 (4,181)         (12,531)
Cash and cash equivalents at beginning of period                       6,935           22,927
                                                                 -----------      -----------
Cash and cash equivalents at end of period                       $     2,754      $    10,396
                                                                 ===========      ===========

    The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these financial statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                             (Amounts in thousands)

                                                                              Accumulated
                                                   Additional                    Other
                                        Common      Paid-in     Accumulated  Comprehensive  Unearned
                 Unaudited              Stock       Capital       Deficit        Income    Compensation
-------------------------------------- --------  ------------  ------------  ------------  ------------
Balance at December 31, 2002           $    386  $    167,335  $   (196,315) $     (8,501) $       (880)
   Comprehensive income
    Net income                               --            --        52,884            --            --
    Commodity hedges, net of tax             --            --            --         2,728            --
   Comprehensive income
   Conversion of redeemable
    preferred stock                          28         8,422            --            --            --
   Stock issuances - benefit plans and
      awards of restricted stock              4         1,115            --            --          (650)
   Stock compensation expense                --           463            --            --           581
   Dividends and accretion of issuance
      costs on preferred stock                1           165          (729)           --            --
                                       --------  ------------  ------------  ------------  ------------
Balance at September 30, 2003          $    419  $    177,500  $   (144,160) $     (5,773) $       (949)
                                       ========  ============  ============  ============  ============

                                                                        Total
                                                                     Stockholders'
                                          Treasury   Comprehensive    (Deficit)
                 Unaudited                  Stock        Income         Equity
--------------------------------------   ------------  ------------  ------------
Balance at December 31, 2002             $     (4,741)               $    (42,716)
   Comprehensive income
    Net income                                     --  $     52,884        52,884
    Commodity hedges, net of tax                   --         2,728         2,728
                                                       ============
   Comprehensive income                                $     55,612
                                                       ============
   Conversion of redeemable
    preferred stock                                --                       8,450
   Stock issuances - benefit plans and
      awards of restricted stock                   --                        469
   Stock compensation expense                      --                      1,044
   Dividends and accretion of issuance
      costs on preferred stock                     --                       (563)
                                         ------------                ------------
Balance at September 30, 2003            $     (4,741)               $    22,296
                                         =============               ============

         The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these financial statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

         The condensed consolidated interim financial statements included herein have been prepared by KCS Energy, Inc. ("KCS" or "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and reflect all adjustments which are of a normal recurring nature and which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. Although KCS believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the KCS Annual Report on Form 10-K for the year ended December 31, 2002. Certain previously reported amounts have been reclassified to conform with current period presentations. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

2. New Accounting Principles

         Effective January 1, 2003, the Company adopted Financial Accounting Standards Board Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the periods in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. The liability is accreted to the fair value at the time of settlement over the useful life of the asset, and the capitalized cost is depreciated over the useful life of the related asset. Upon adoption of SFAS No. 143, the Company's net property, plant and equipment was increased by $10.2 million, an additional asset retirement obligation of $11.1 million (primarily for plugging and abandonment costs of oil and gas wells) was recorded and a $0.9 million charge, net of tax against net income (or a $0.02 loss per basic and diluted share) was reported in the first quarter of 2003 as a cumulative effect of a change in accounting principle. Subsequent to adoption, the effect of the change in accounting principle in the nine months of ended September 30, 2003 was immaterial.

         Had the provisions of SFAS No. 143 been applied as of January 1, 2002, the asset retirement obligation would have been $10.1 million. The following table illustrates the pro forma effect on income (loss) available to common stockholders and income (loss) per share if the Company had applied the provisions of SFAS No. 143 in the three months and nine months ended September 30, 2002.

                                                        For the                 For the
                                                   Three Months Ended      Nine Months Ended
(Amounts in thousands, except per share data)      September 30, 2002     September 30, 2002
----------------------------------------------     ------------------     ------------------
Income (loss) available to common stockholders
    As reported                                    $            3,599     $          (14,302)
    Pro forma                                                   3,453                (14,706)

Earnings (loss) per share
    Basic - as reported                            $             0.10     $            (0.40)
    Basic - pro forma                              $             0.10     $            (0.41)
    Diluted - as reported                          $             0.09     $            (0.40)
    Diluted - pro forma                            $             0.09     $            (0.41)


         Effective January 1, 2002, the Company began amortizing the capitalized costs related to oil and gas properties on the unit-of-production basis ("UOP") using proved oil and gas reserves. Previously, the Company had computed amortization on the basis of future gross revenues ("FGR"). The Company determined that the change to UOP was preferable under accounting principles generally accepted in the United States, since among other reasons, it provides a more rational basis for amortization during periods of volatile commodity prices and also increases consistency with others in the industry. As a result of this change, the Company recorded a non-cash cumulative effect charge of $6.2 million, net of tax, (or $0.17 per basic and diluted common share) in the first quarter of 2002. Prior year amounts have been restated to reflect the change in the accounting principle.

         In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46"). FIN 46 requires a company to consolidate a variable interest entity ("VIE") if the company has a variable interest (or combination of variable interests) that is exposed to a majority of the entity's expected losses if they occur, receives a majority of the entity's expected residual returns if they occur, or both. In addition, more extensive disclosure requirements apply to the primary and other significant variable interest owners of the VIE. This interpretation applies immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It is also effective for the first fiscal year or interim period ending after December 15, 2003, to VIEs in which a company holds a variable interest that is acquired before February 1, 2003. The Company has concluded it does not have any interests in VIEs and that this interpretation has no impact on its consolidated financial statements.

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards on how the Company classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement requires that the Company classify as liabilities the fair value of all mandatorily redeemable financial instruments that had previously been recorded as equity or elsewhere in the consolidated financial statements. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective for all existing financial instruments beginning in the third quarter of 2003. SFAS No. 150 does not impact the Company's classification of its convertible preferred stock because the convertible preferred stock is not mandatorily redeemable as defined by SFAS No. 150.

         Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" ("SFAS No. 142"), were issued in June 2001 and became effective July 1, 2001 and January 1, 2002, respectively. It is the Company's understanding that the SEC has questioned other public companies as to whether they properly adopted the provisions of SFAS No. 141 and SFAS No. 142, with respect to how the costs of acquiring contractual mineral interests in oil and gas properties should be classified on the balance sheet. It is also the Company's understanding that the FASB, the SEC and others are engaged in deliberations on the issue of whether SFAS No. 141 and SFAS No. 142 require that interests held under oil, gas and mineral leases or other contractual arrangements be classified as intangible assets or as oil and gas properties. If such interests were deemed intangible assets, mineral interests for undeveloped and developed leaseholds would be classified separately from oil and gas properties on the balance sheet but would be aggregated with oil and gas properties in the Notes to Condensed Consolidated Financial Statements in accordance with Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities." Historically, the Company has included all oil and gas leasehold interests as part of oil and gas properties. Because this issue is being deliberated and is unresolved, the Company continues to include mineral interests as oil and gas properties on its balance sheet.

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

         The determination to establish and adjust a valuation allowance requires significant judgment as the estimates used in preparing budgets, forecasts and reserve reports are inherently imprecise and subject to substantial revision as a result of changes in the outlook for prices, production volumes and costs, among other factors. It is difficult to predict with precision the timing and amount of taxable income the Company will generate in the future. Accordingly, while the Company's current net operating loss carryforwards aggregating approximately $200 million have remaining lives ranging from 10 to 20 years (with the majority having a life in excess of 15 years), management looks at a much shorter time horizon, usually two to three years, when projecting estimates of future taxable income and making the determination as to whether the valuation allowance should be adjusted.

         During the second quarter of 2002, uncertainty resulting from relatively low commodity prices and the January 2003 maturity date for the Company's Senior Notes led management to establish a valuation allowance against the balance of the Company's deferred tax assets. Since that time, the future outlook for taxable income has improved significantly. The Company successfully negotiated an amended and restated credit agreement, allowing it to repay the Senior Notes. Furthermore, oil and natural gas prices have improved significantly and are expected to remain relatively high for the foreseeable future based on existing available information, including current prices quoted on the New York Mercantile Exchange. Therefore, during the second quarter of 2003, the Company reversed approximately $11 million of the valuation allowance related to expected taxes on future years' taxable income, which is reflected as an income tax benefit in the condensed statements of consolidated operations.

4. Deferred Revenue

         In 2001, the Company entered into a production payment transaction whereby it sold 43.1 Bcfe (38.3 Bcf of gas and 797,000 barrels of oil) to be delivered over sixty months (the "Production Payment"). Net proceeds from the Production Payment of approximately $175 million were recorded as deferred revenue on the Company's balance sheet. Deliveries under the Production Payment are recorded as oil and gas revenue with a corresponding reduction of deferred revenue at the average discounted price per Mcf of natural gas and per barrel of oil received when the Production Payment was sold. The Company also reflects the production volumes and depletion expense as deliveries are made. However, the associated oil and gas reserves are excluded from the Company's reserve data. For the nine months ended September 30, 2003, the Company delivered 5.3 Bcfe and recorded $21.7 million of oil and gas revenue. This compares to Production Payment deliveries of 8.7 Bcfe and $35.1 million of oil and gas revenue for the nine months ended September 30, 2002. Since the sale of the Production Payment in February 2001 through September 30, 2003, the Company has delivered 32.2 Bcfe, or 75% of the total quantity to be delivered.

5. Redeemable Convertible Preferred Stock

         On September 15, 2003, the Company issued a redemption notice to holders of its Series A Convertible Preferred Stock ("Preferred Stock") in accordance with provisions in the Certificate of Designation, Preferences, Rights and Limitations of the Preferred Stock whereby the Company had the option to redeem the Preferred Stock if the closing price of KCS common stock exceeded $6.00 per share for 25 out of 30 consecutive trading days. The redemption date was set as October 15, 2003. Prior to the redemption date, holders of 100% of the outstanding Preferred Stock exercised their right to convert their preferred shares into shares of KCS common stock at a conversion price of $3.00 per share of KCS common stock. As a result of conversions of the Preferred Stock issued in 2001, 2.8 million shares of KCS common stock were issued during the nine months ended September 30, 2003 and 1.6 million shares of common stock were issued in October 2003.

6. Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                Three months ended            Nine months ended
                                                                   September 30,                September 30,
(Amounts in thousands,                                       -------------------------     -------------------------
except per share data)                                          2003           2002           2003           2002
--------------------------------------------------------     ----------     ----------     ----------     ----------
Basic earnings (loss) per share:
     Income (loss) available to common stockholders          $   11,394     $    3,599     $   52,155     $  (14,302)
                                                             ----------     ----------     ----------     ----------

     Average shares of  common stock outstanding                 38,464         36,247         38,046         35,634
                                                             ----------     ----------     ----------     ----------
Basic earnings (loss) per share                              $     0.30     $     0.10     $     1.37     $    (0.40)
                                                             ==========     ==========     ==========     ==========

Diluted earnings (loss) per share:
     Income (loss) available to common stockholders          $   11,394     $    3,599     $   52,155     $  (14,302)
     Dividends and accretion of issuance
       costs on preferred stock                                     287            214            729            N/A
                                                             ----------     ----------     ----------     ----------
Diluted earnings (loss)                                      $   11,681     $    3,813     $   52,884     $  (14,302)
                                                             ----------     ----------     ----------     ----------

     Average shares of common stock outstanding                  38,464         36,247         38,046         35,634
     Assumed conversion of convertible
       preferred stock                                            2,898          4,530          3,195            N/A
     Stock options and warrants                                     543            104            190            N/A
                                                             ----------     ----------     ----------     ----------
     Average diluted shares of  common stock outstanding         41,905         40,881         41,431         35,634
                                                             ----------     ----------     ----------     ----------
Diluted earnings (loss) per share                            $     0.28     $     0.09     $     1.28     $    (0.40)
                                                             ==========     ==========     ==========     ==========

         Common shares on assumed conversion of Preferred Stock amounting to 5.1 million shares for the nine months ended September 30, 2002 were not included in the computations of diluted loss per common share nor were assumed conversion of dividends on Preferred Stock or stock options and warrants since they would be anti-dilutive.

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

         Price Collars. Selling a call option and buying a put option creates a "collar" whereby the Company establishes a floor and ceiling price for a specified quantity of future production. Buying a call option with a strike price above the sold call strike price establishes a "3-way collar" that entitles the Company to capture the benefit of price increases above that call price and eliminate exsposure to margin calls.

         In 2003, the Company entered into a series of derivative transactions designed to protect a portion of the Company's oil and gas production against possible declines in natural gas prices while enabling the Company to benefit from price increases. At September 30, 2003, the Company had derivative instruments covering 2.6 million Mmbtu of gas production for October 2003 through March 2004. The following table sets forth the Company's oil and natural gas hedged position at September 30, 2003.

                                                   Expected Maturity
                                            ------------------------------
                                                2003             2004            Fair
                                            ------------     -------------       Value
                                             4th Quarter      1st Quarter        ($000)
                                                                               ----------
Swaps:                                                                         $         77
   Volumes (bbl)                                  30,750               --
   Weighted average price ($/bbl)           $      30.51     $         --

 Puts / Floors:                                                                $          9
    Volumes (Mmbtu)                              305,000               --
    Weighted average price ($/Mmbtu)        $       4.25     $         --

 3-way collars:                                                                $        413
    Volumes (MMbtu)                            1,380,000          910,000
    Weighted average price ($/Mmbtu)
          Floor (purchased put option)      $       4.47     $       4.50
          Cap 1 (sold call option)          $       7.08     $       8.50
          Cap 2 (purchased call option)     $       7.58     $       9.00

          In addition to the above, the Company will deliver 1.5 Bcfe for October through December 2003, 5.2 Bcfe in 2004, 3.9 Bcfe in 2005 and 0.3 Bcfe in 2006 under the Production Payment sold in February 2001 and amortized deferred revenue associated therewith at an average price of $4.05 per Mcfe as discussed in Note 4 to Condensed Consolidated financial Statements.

         During 2001, the Company terminated certain derivative contracts that were in place at the companies acquired in the 1996 acquisition known as the "Medallion Acquisition" and has been amortizing the loss accumulated in other comprehensive income ("OCI") into earnings over the original term of the derivative instruments. During the nine months ended September 30, 2003, $2.7 million, net of tax, was credited to OCI. As of September 30, 2003, $5.8 million, net of tax, remains in accumulated other comprehensive income and will be amortized against earnings through 2005 ($0.9 million during the remainder of 2003, $2.9 million in 2004 and $2.0 million in 2005). During the nine months ended September 30, 2003, unrealized derivative gains and losses were charged to OCI and will be reclassified against earnings when the hedged transaction occurs. The amounts charged to OCI and the ineffective portion of these derivatives were immaterial.

8.  Supplemental Cash Flow Information

         The Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be cash equivalents. Interest paid (net of capitalized interest) for the nine months ended September 30, 2003 was $17.0 million. Income tax payments totaling $0.7 million were made in the nine-month period ended September 30, 2003 while no income tax was paid in the nine-month period ended September 30, 2002.

         In connection with the adoption of SFAS No. 143, the Company recorded a non-cash increase to oil and gas properties of $10.2 million, a non-cash increase in liabilities of $11.1 million and a non-cash charge of

$0.9 million as a cumulative effect of accounting change. During the nine months ended September 30, 2003, non-cash additions to oil and gas properties as a result of recognizing asset retirement obligations for new wells under SFAS No. 143 was $0.3 million. Other non-cash additions to oil and gas properties netted to $5.1 million with increases in accrued drilling costs offset by increased prepaid drilling costs.

9.  Credit Agreement

         On January 14, 2003, the Company amended and restated its credit agreement (the "Credit Agreement") with a group of institutional lenders. The Credit Agreement, which matures on October 3, 2005, provides up to $90.0 million of borrowing capacity, $40.0 million in the form of a term loan, a $30.0 million revolving "A" facility and a $20.0 million revolving "B" facility. Borrowing capacity is subject to periodic borrowing base calculations with respect to the value of the Company's oil and gas assets. Initial proceeds of $69.3 million were used primarily to pay off the Company's maturing Senior Note obligations. The term loan and the revolving "B" facility, which may be prepaid at any time without penalty, bear interest based on the prime rate, initially equating to 9.0%, and increasing annually. The revolving "A" facility bears, at the Company's option, an interest rate of LIBOR plus 2.75% to 3.0% or prime plus 0.5% to 0.75%, depending on utilization. On September 30, 2003, $70.0 million was outstanding under the Credit Agreement, the weighted average interest rate was 7.5% and $18.0 million was available for additional Company borrowings. The revolving "A" facility requires a commitment fee of 0.5% per annum on the unused availability and carries an early termination penalty of 1.5% in the first year and 1% in the second year. Financing fees associated with the Credit Agreement have been recorded as deferred charges and are being amortized as interest expense over the life of the Credit Agreement. Certain other fees are also payable under the Credit Agreement based on services provided. Substantially all of the Company's assets are pledged to secure the Credit Agreement.

         The Credit Agreement contains various restrictive covenants including ratios of debt to EBITDA, interest coverage, fixed charge coverage and liquidity. The Credit Agreement also contains provisions that require the hedging of a portion of the Company's oil and gas production, payment upon a change of control, restrictions on the payment of dividends and certain other restricted payments and places limitations on the incurrence of additional debt, capital expenditures, the sale of assets, and the repurchase of the Company's Senior Subordinated Notes. Any repayment made on the term loan portion of the facility will permanently reduce the funds available under the Credit Agreement. The Credit Agreement also contains cross-default provisions, which would result in the acceleration of payments if the Company defaults on its other debt instruments. At September 30, 2003, the Company was in compliance with all covenants in the Credit Agreement.

10.   Stock Compensation

         As permitted under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", as amended ("SFAS No. 123"), the Company has elected to continue to account for stock options under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under this method, the Company records no compensation expense for stock options granted if the exercise price of those options is equal to or greater than the market price of the Company's common stock on the date of grant, unless the awards are subsequently modified. The following table illustrates the effect on income (loss) available to common stockholders and earnings (loss) per share if the Company had applied the fair value recognition provision of SFAS No. 123 to stock options.

                                          For the Three Months Ended      For the Nine Months Ended
                                                  September 30,                  September 30,
(Amounts in thousands, except             --------------------------      --------------------------
per share data)                              2003            2002            2003            2002
-------------------------------------     ----------      ----------      ----------      ----------
Income (loss) available to common
  stockholders, as reported               $   11,394      $    3,599      $   52,155      $  (14,302)

Add: Stock-based compensation expense
  included in reported net income                633             156           1,044             666
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method for
  all awards                                    (451)           (353)         (1,395)         (1,257)
                                          ----------      ----------      ----------      ----------
Pro forma income (loss) available to
  common stockholders                     $   11,576      $    3,402      $   51,804      $  (14,893)
                                          ==========      ==========      ==========      ==========
Earnings (loss) per share:
  Basic - as reported                     $     0.30      $     0.10      $     1.37      $    (0.40)
  Basic - pro forma                       $     0.30      $     0.09      $     1.36      $    (0.42)
  Diluted - as reported                   $     0.28      $     0.09      $     1.28      $    (0.40)
  Diluted - pro forma                     $     0.28      $     0.09      $     1.27      $    (0.42)

11.  Litigation

     Environmental Suits

         Medallion California Properties Company ("MCPC") was a defendant in a lawsuit filed January 30, 2001, by the Newhall Land and Farming Company ("Newhall") against MCPC and Kerr-McGee Corporation and several Kerr-McGee affiliates (collectively, "Kerr-McGee"). Newhall filed the case in Los Angeles County, California, Superior Court under Cause Number BC244203 and sought damages from Kerr-McGee and Medallion for alleged environmental contamination and surface restoration on lands in Los Angeles County, California covered by an Oil & Gas Lease dated June 13, 1935, from Newhall, as Lessor, to Barnsdall Oil Company (a predecessor of Kerr-McGee), as Lessee (the "RSF Lease"). In addition, Newhall sought a declaration that it was entitled to terminate MCPC's leasehold interest in the lands covered by the RSF Lease, or at least as to those portions of the RSF Lease in which Newhall claimed MCPC was in default under the terms of the lease.

         Certain of the respective rights and obligations of Kerr-McGee and MCPC respecting the RSF Lease (as well as rights and obligations of entities that previously owned the stock of MCPC and that provided certain indemnities to the Company in connection with its acquisition of MCPC and MCPC's parent company) had been previously determined in a case in the 234th Judicial District Court of Harris County, Texas under Cause Number 1999-45998. As part of the final judgment in that case and under a Compromise and Settlement Agreement dated October 19, 2001, executed as part of the resolution of the case, MCPC was found to be entitled to certain indemnifications for environmental contamination and surface restoration on the lands covered by the RSF Lease.

         The case brought by Newhall was settled in October 2003 and the parties have released each other and have each dismissed their respective claims with prejudice to their refiling. Under the terms of the Settlement Agreement with respect to this case, MCPC paid approximately $2 million - 90% of which was provided by its indemnitor and 10% of which was provided by MCPC. In addition, MCPC agreed to conduct certain cleanup and surface restoration activities in accordance with the lease terms on the lands covered by the RSF Lease upon the earlier of abandonment of the lease or Lessor's purchase of the lease, wells and related equipment as Lessor is entitled to do under the terms of the RSF Lease. Also, MCPC agreed to deposit 15% of its net cash flow from the RSF Lease into an account to secure performance of its cleanup and surface restoration obligations. The amount of the account to secure performance is capped at $2 million and, at such time as MCPC timely performs its obligation, the $2 million will be returned to MCPC. Lastly, the RSF Lease was amended in certain respects and, as so amended, was declared to be in full force and effect.

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

12. Comprehensive Income

         The following table presents the components of comprehensive income
(loss) for the three months and nine months ended September 30, 2003 and 2002:

                                   Three Months Ended              Nine Months Ended
                                      September 30,                  September 30,
                                -------------------------      -------------------------
  (Amounts in thousands)           2003          2002             2003           2002
---------------------------     ----------     ----------      ----------     ----------
Net income (loss)               $   11,681     $    3,813      $   52,884     $  (13,463)
Commodity hedges,
   net of tax                        1,233            (20)          2,728          1,653
                                ----------     ----------      ----------     ----------
Comprehensive income (loss)     $   12,914     $    3,793      $   55,612     $  (11,810)
                                ==========     ==========      ==========     ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following is a discussion and analysis of our financial condition and results of operations and should be read in conjunction with the unaudited condensed consolidated financial statements (including the notes thereto) included elsewhere in this quarterly report on Form 10-Q.

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

         - the volatility of prices and supply of, and demand for, oil and gas;

         - the numerous uncertainties inherent in estimating quantities of oil and gas reserves and actual future production rates and associated costs;

         - the usual hazards associated with the oil and gas industry (including fires, well blowouts, pipe failure, spills, explosions and other unforeseen hazards);

         -        changes in regulatory requirements; or

         -        if underlying assumptions prove incorrect.

         These and other risks are described in greater detail in "Oil and Gas Risk Factors" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, and from time to time in the Company's other filings with the Securities and Exchange Commission.

         All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors. Other than required under the securities laws, the Company does not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

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

         On January 14, 2003, we completed the arrangements necessary to amend and restate our existing credit agreement (the "Credit Agreement") with a group of institutional lenders. The Credit Agreement provides $90.0 million of borrowing capacity, $40.0 million in the form of a term loan and $50.0 million in the form of revolving facilities, and matures on October 3, 2005. Initial proceeds of $69.3 million were used primarily to pay off the balance of the maturing Senior Note obligations, leaving $20.7 million of available borrowing capacity under the Credit Agreement.

         With the completion of the financing, we accelerated our drilling program in 2003 resulting in increased production and reserves. We believe that the Company is positioned to capitalize on the current strong natural gas price environment, to focus on developing our prospect inventory to grow reserves and production in our core areas and to further reduce debt per thousand cubic feet equivalent (Mcfe).

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

RESULTS OF OPERATIONS

         Income available to common stockholders for the three months ended September 30, 2003 was $11.4 million, or $0.30 per basic share ($0.28 per diluted share), compared to $3.6 million, or $0.10 per basic share ($0.09 per diluted share), for the three months ended September 30, 2002. This increase was primarily attributable to higher natural gas and oil prices and higher working interest production which reflects our successful 2003 drilling program.

         For the nine months ended September 30, 2003, income before income taxes and cumulative effect of accounting change was $42.1 million, compared to $6.8 million for the nine months ended September 30, 2002. This increase was primarily attributable to higher natural gas and oil prices and the sale of emission reduction credits, partially offset by decreased oil and gas production due to the expiration of our Volumetric Production Payment (VPP) program and the sale of certain non-core oil and gas properties in 2002. Income tax benefit for the nine months ended September 30, 2003 was $11.7 million compared to income tax expense of $14.1 million for the same period in 2002 due to changes in our valuation allowance against net deferred tax assets (see Note 3 to Condensed Consolidated Financial Statements). The cumulative effect of an accounting change was $0.9 million, or $0.02 per basic and diluted share, for the nine months ended September 30, 2003 as a result of the adoption of Financial Accounting Standards Board Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). For the nine months ended September 30, 2002, the cumulative effect of accounting change was $6.2 million, or $0.17 per basic and diluted share, which reflected the change from the future gross revenue method of accounting for the amortization of capitalized costs related to oil and gas properties to the unit-of-production method. See Note 2 to Condensed Consolidated Financial Statements for more information regarding these accounting changes. Income available to common stockholders for the nine months ended September 30, 2003 was $52.2 million, or $1.37 per basic share ($1.28 per diluted share), compared to a loss of $14.3 million, or $0.40 per basic and diluted share, for the nine months ended September 30, 2002.

         The following table presents production, average realized prices and revenues associated with the sale of natural gas, oil, and natural gas liquids for the three and nine month periods ended September 30, 2003 and 2002.

                                    Three Months Ended             Nine Months Ended
                                       September 30,                 September 30,
                                -------------------------     -------------------------
                                   2003           2002           2003           2002
                                ----------     ----------     ----------     ----------
Production: (a)
      Gas (Mmcf)                     7,570          7,382         20,303         23,270
      Oil (Mbbl)                       207            248            635            776
      Liquids (Mbbl)                    70             79            175            221

      Summary (Mmcfe):
         Working interest            9,227          8,716         25,160         27,098
         VPP                            --            628             --          2,153
                                ----------     ----------     ----------     ----------
              Total                  9,227          9,344         25,160         29,251
                                ==========     ==========     ==========     ==========

Average Price: (b)
      Gas (per Mcf)             $     4.61     $     3.26     $     4.94     $     3.13
      Oil (per bbl)                  25.36          22.35          25.61          20.12
      Liquids (per bbl)              13.78           9.57          14.81           9.55
      Total (per Mcfe)                4.45           3.25           4.74           3.10

Oil and Gas Revenue ($000):
      Gas                       $   34,887     $   24,092     $  100,302     $   72,841
      Oil                            5,247          5,543         16,261         15,605
      Liquids                          951            756          2,591          2,110
                                ----------     ----------     ----------     ----------
              Total             $   41,085     $   30,391     $  119,154     $   90,556
                                ==========     ==========     ==========     ==========

Notes:

(a) Production includes 1,594 and 5,314 million cubic feet equivalent (Mmcfe), respectively, for the three and nine months ended September 30, 2003 compared to 2,671 and 8,715 Mmcfe, respectively, for the three and nine months ended September 30, 2002, dedicated to the Production Payment sold in February 2001. See Note 4 to Condensed Consolidated Financial Statements for more information on the Production Payment.

(b) Includes the effects of volumes delivered under the Production Payment sold in February 2001 and hedging activities, including terminated derivative contracts associated with the Medallion Acquisition. See Notes 4 and 7 to Condensed Consolidated Financial Statements for more information on the Production Payment and the Company's hedging activities.

Gas revenue

           For the three months ended September 30, 2003, gas revenue increased $10.8 million, to $34.9 million, from $24.1 million for the same period in 2002 due to a 41% increase in average realized natural gas prices and a 6% increase in working interest production. This production increase reflects our successful 2003 drilling program which more than offset the impact of properties sold in 2002.

          For the nine months ended September 30, 2003, gas revenue increased $27.5 million, to $100.3 million, from $72.8 million for the same period in 2002 due to a 58% increase in average realized natural gas prices offset by a 13% decrease in production. The production decline was due to the expiration of VPPs and the sale of non-core oil and gas properties in 2002.

Oil and liquids revenue

          For the three months ended September 30, 2003, oil and liquids revenue decreased $0.1 million, to $6.2 million, from $6.3 million for the same period in 2002, due to a 15% decrease in production offset by a 16% increase in the weighted average price. For the nine months ended September 30, 2003, oil and liquids revenue increased $1.2 million, to $18.9 million, from $17.7 million for the same period in 2002 due to a 31% increase in the weighted average price offset by a 19% decrease in production. The decrease in oil and liquids production in 2003 was primarily due to the sale of non-core properties in 2002 and the natural declines of producing oil wells as our 2003 drilling program focused primarily on gas producing properties.

Other, net

         Other, net decreased from $0.1 million for the three months ended September 30, 2002 to a net cost of $0.4 million for the same period in 2003. The decrease is primarily attributable to gas marketing and transportation activities incidental to our oil and gas operations. For the nine months ended September 30, 2003, other, net was $4.7 million compared to a net cost of $1.0 million for the nine months ended September 30, 2002. The increase in other, net was primarily related to the sale of emission reduction credits.

Lease operating expenses

         Lease operating expenses increased $0.9 million, to $6.8 million, for the three months ended September 30, 2003, from $5.9 million for the same period in 2002. For the nine months ended September 30, 2003, lease operating expense increased $0.5 million, to $19.8 million, from $19.3 million for the same period in 2002. The increases are primarily attributable to a higher level of drilling and workover activity on oil and gas wells in 2003.

Production taxes

         Production taxes, which are generally based on a percentage of revenue (excluding VPP revenue), increased $0.7 million, to $2.2 million, for the three months ended September 30, 2003, compared to $1.5 million for the same period in 2002. This increase is primarily attributable to higher average natural gas and oil prices and the increase in working interest production. For the nine months ended September 30, 2003, production taxes increased $1.6 million, to $6.0 million, compared to $4.4 million for the same period in 2002. This increase is primarily attributable to higher oil and gas revenue associated with higher average realized prices.

General and administrative expenses

         General and administrative expenses ("G&A") for the three months ended September 30, 2003 were $2.0 million compared to $2.4 million for the same period in 2002. For the nine months ended September 30, 2003, G&A were $5.7 million compared to $6.3 million for the same period in 2002. The decreases in the 2003 three- and nine-month periods were primarily due to lower labor costs associated with a reduced work force, partially offset by higher incentive compensation expense resulting from improved operating results.

Stock compensation

         Stock compensation reflects the non-cash expense associated with stock options issued in 2001 that are subject to variable accounting in accordance with Financial Accounting Standards Board ("FASB")

Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" and the non-cash expense associated with the amortization of restricted stock grants. Under variable accounting for stock options, the amount of expense recognized during a reporting period is directly related to the movement in the market price of KCS common stock during that period. For the three months ended September 30, 2003, stock compensation was $0.6 million compared to $0.2 million for the same period in 2002. For the nine months ended September 30, 2003, stock compensation was $1.0 million compared to $0.7 million for the same period in 2002. The increases in stock compensation in the current-year periods reflect the increasing market price of KCS common stock.

Accretion of asset retirement obligation

         Accretion of our asset retirement obligation was $0.3 million and $0.8 million for the three-month and nine-month periods ended September 30, 2003, respectively. Effective January 1, 2003, we adopted Financial Accounting Standards Board Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). See Note 2 to Condensed Consolidated Financial Statements for more information regarding this accounting change.

Depreciation, depletion and amortization

         Depreciation, depletion and amortization ("DD&A") expense for the nine months ended September 30, 2003, decreased $3.1 million, to $34.8 million, from $37.9 million for the same period in 2002. The decrease is primarily attributable to reduced production as a result of the expiration of VPPs and non-core property sales in 2002.

Interest expense

         Interest expense for the nine months ended September 30, 2003 was $13.8 million compared to $14.3 million for the same period in 2002 primarily due to lower average outstanding debt in 2003.

Income Taxes

          For the nine months ended September 30, 2003, income tax benefits were $11.7 million compared to an income tax expense of $14.1 million for the same period in 2002.

         We record deferred tax assets and liabilities to account for temporary differences arising from events that have been recognized in our financial statements and will result in future taxable or deductible items in our tax returns. To the extent our deferred tax assets exceed deferred tax liabilities, at least annually (and more frequently if events or circumstances change materially) we assess the realizability of our net deferred tax assets. A valuation allowance is recognized if, at the time, it is anticipated that some or all of our net deferred tax assets may not be realized. See Note 3 to Condensed Consolidated Financial Statements for more information regarding income taxes.

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

         In early 2003, we negotiated an amended and restated Credit Agreement with a group of institutional lenders and repaid the remaining Senior Note obligations. In addition, natural gas and oil prices improved significantly and we generated significant income during the first half of 2003, thereby utilizing a portion of our deferred tax assets. During the second quarter of 2003, as a result of the substantial improvement in our financial condition and current and projected profitability levels over the next several years, we reversed $11 million of our valuation allowance related to the tax effects on future gross taxable income which is reflected as an income tax benefit in the statement of operations.

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

         On January 14, 2003, we completed the arrangements necessary to amend and restate our existing credit agreement ("Credit Agreement") with a group of institutional lenders. Initial proceeds of $69.3 million were used primarily to pay off the balance of the maturing Senior Note obligations. On September 30, 2003, $70.0 million was outstanding under the Credit Agreement, the weighted average interest rate was 7.5% and $18.0 million was available for additional Company borrowings.

         With the completion of the financing, we accelerated our drilling program in 2003 resulting in increased production and reserves. We believe that the Company is positioned to capitalize on the current strong natural gas price environment, to focus on developing our prospect inventory to grow reserves and production in our core areas and to further reduce debt per Mcfe.

         Our primary cash reqiurements are for exploration, development and acquisition of oil and gas properties, operating expenses and debt service. We fund our exploration and development activities primarily through internally generated cash flows.

         In response to our successful drilling program and increased cash flow, we increased our 2003 budget for investments in oil and gas properties to $75 million in the third quarter of 2003.

         On September 16, 2003, the Company, along with two of its operating subsidiaries, KCS Resources, Inc. and Medallion California Properties Company, filed a $200 million universal shelf registration statement with the Securities and Exchange Commission covering the issuance of an unspecified amount of senior unsecured debt securities, senior subordinated debt securities, common stock, preferred stock, warrants, units or guarantees, or a combination thereof. The Company may, in one or more offerings, offer and sell its common stock, preferred stock, warrants and units. The Company may also, in one or more offerings, offer and sell its senior unsecured and senior subordinated debt securities, which may be fully and unconditionally guaranteed by KCS Resources, Inc. and Medallion California Properties Company.

         The Company recently announced a proposed public offering of 6,000,000 shares of its common stock pursuant to its shelf registration statement. No assurances can be given that the proposed offering will be completed.

         The Company believes that cash on hand, net cash generated from operations and unused committed borrowing capacity under the Credit Agreement will be adequate to fund its capital expenditure program and satisfy its liquidity needs. In the future, the Company may also utilize various financing sources, including the issuance of debt or equity securities. The Company's ability to complete future debt and equity offerings and the timing of any such offerings will depend upon various factors including prevailing market conditions, interest rates and the Company's financial condition.

Cash flow from operating activities

         Net cash provided by operating activities for the nine months ended September 30, 2003 was $53.3 million compared to $4.1 million during the same period in 2002. The improvement in our cash flow in 2003 was primarily due to higher realized oil and natural gas prices and substantially less production dedicated to repayment of the Production Payment discussed in Note 4 to Condensed Consolidated Financial Statements.

The net change in trade accounts receivable reflects the higher natural gas and oil price environment in 2003 and the timing of cash receipts. The net change in accounts payable and accrued liabilities is primarily attributable to the significant increase in our drilling program in the current year.

Cash flow from investing activities

         For the nine months ended September 30, 2003, net cash used in investing activities was $62.4 million, of which $61.8 million was invested in oil and gas properties, compared to net cash used in investing activities of $6.9 million for the same period in 2002. For the 2002 nine-month period, the Company invested $36.4 million in oil and gas properties and sold $29.4 million of non-core properties.

New Accounting Principles

         Effective January 1, 2003, we adopted SFAS No. 143 which requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the periods in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. The liability is accreted to the fair value at the time of settlement over the useful life of the asset, and the capitalized cost is depreciated over the useful life of the related asset. Upon adoption of SFAS No. 143, our net property, plant and equipment was increased by $10.2 million, an additional asset retirement obligation of $11.1 million (primarily for plugging and abandonment costs of oil and gas wells) was recorded and a $0.9 million charge, net of tax against net income (or a $0.02 loss per basic and diluted share) was reported in the first quarter of 2003 as a cumulative effect of a change in accounting principle. Subsequent to adoption, the effect of the change in accounting principle in the nine months ended September 30, 2003 was immaterial.

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

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46"). FIN 46 requires a company to consolidate a variable interest entity ("VIE") if the company has a variable interest (or combination of variable interests) that is exposed to a majority of the entity's expected losses if they occur, receives a majority of the entity's expected residual returns if they occur, or both. In addition, more extensive disclosure requirements apply to the primary and other significant variable interest owners of the VIE. This interpretation applies immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It is also effective for the first fiscal year or interim period ending after December 15, 2003, to VIEs in which a company holds a variable interest that is acquired before February 1, 2003. The Company has concluded that it does not have any interest in VIEs and that this interpretation has no impact on its consolidated financial statements.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards on how the Company classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement requires that the Company classify as liabilities the fair value of all mandatorily redeemable financial instruments that had previously been recorded as equity or elsewhere in the consolidated financial statements. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective for all existing financial instruments beginning in the third quarter of 2003. SFAS No. 150 does not impact the Company's classification of its convertible preferred stock because the convertible preferred stock is not mandatorily redeemable as defined by SFAS No. 150.

         Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" ("SFAS No. 142"), were issued in June 2001 and became effective July 1, 2001 and January 1, 2002, respectively. It is the Company's understanding that the SEC has questioned other public companies as to whether they properly adopted the provisions of SFAS No. 141 and SFAS No. 142 with respect to how the costs of acquiring contractual mineral interests in oil and gas properties should be classified on the balance sheet. It is also the Company's understanding that the FASB, the SEC and others are engaged in deliberations on the issue of whether SFAS No. 141 and SFAS No. 142 require that interests held under oil, gas and mineral leases or other contractual arrangements be classified as intangible assets or as oil and gas properties. If such interests were deemed intangible assets, mineral interests for undeveloped and developed leaseholds would be classified separately from oil and gas properties on the balance sheet but would be aggregated with oil and gas properties in the Notes to Consolidated Financial Statements in accordance with SFAS No. 69, "Disclosures about Oil and Gas Producing Activities." Historically, the Company has included all oil and gas leasehold interests as part of oil and gas properties. Because this issue is being deliberated and is unresolved, the Company continues to include mineral interests as oil and gas properties on its balance sheet.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         COMMODITY PRICE RISK. The Company's major market risk exposure is to oil and gas prices, which have historically been volatile and unpredictable. Realized prices are primarily driven by the prevailing worldwide price for crude oil and regional spot prices for natural gas production. The Company has utilized, and may continue to utilize, derivative contracts, including swaps, futures contracts, options and collars to manage this price risk. See Note 7 to Condensed Consolidated Financial Statements for more information on the Company's use of derivative instruments. While these derivative instruments are structured to reduce the Company's exposure to decreases in the price associated with the underlying commodity, they also limit the benefit the Company might otherwise receive from any price increases.

         At September 30, 2003, the Company had derivative instruments covering
2.6 million Mmbtu of gas production for October 2003 through March 2004. The following table sets forth the Company's oil and natural gas hedged position at September 30, 2003.

                                             Expected Maturity
                                       -----------------------------
                                          2003             2004             Fair
                                       -----------      ------------        Value
                                       4th Quarter      1st Quarter         ($000)
                                       ------------     ------------     ------------
Swaps:                                                                   $         77
  Volumes (bbl)                              30,750               --
  Weighted average price ($/bbl)       $      30.51     $         --
Puts / Floors:                                                           $          9
  Volumes (Mmbtu)                           305,000               --
  Weighted average price ($/Mmbtu)     $       4.25     $         --
3-way collars:                                                           $        413
  Volumes (MMbtu)                         1,380,000          910,000
  Weighted average price ($/Mmbtu)
    Floor (purchased put option)       $       4.47     $       4.50
    Cap 1 (sold call option)           $       7.08     $       8.50
    Cap 2 (purchased call option)      $       7.58     $       9.00

         In addition to the above, the Company will deliver 1.5 Bcfe for October through December 2003, 5.2 Bcfe in 2004, 3.9 Bcfe in 2005 and 0.3 Bcfe in 2006 under the Production Payment sold in February 2001 and amortize deferred revenue associated therewith at an average price of $4.05 per Mcfe as discussed in Note 4 to Condensed Consolidated Financial Statements.

         INTEREST RATE RISK. The Company uses fixed and variable rate long-term debt to finance its capital spending program and for general corporate purposes. These variable rate debt instruments expose the Company to market risk related to changes in interest rates. The Company's fixed rate debt and the associated weighted average interest rate was $125.0 million at 8.9% on September 30, 2003 and $193.7 million at 9.6% on September 30, 2002. The Company's variable rate debt and weighted average interest rate was $70.0 million at 7.6% on September 30, 2003 and $10.7 million at 4.1% on September 30, 2002. The impact on annual cash flow of a one percent change in the interest rate on the Company's current variable rate debt would be approximately $0.7 million.

ITEM 4.  CONTROLS AND PROCEDURES.

         The Company carried out an evaluation, under the supervision and with the participation of its management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Exchange Act reports.

          There have been no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         Reference is made to Note 11 to Condensed Consolidated Financial Statements included herein.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

         10.1 Fourth Amendment to the Amended and Restated Credit Agreement dated as of September 30, 2003 by and among KCS Energy, Inc., the lenders from time to time thereto, Foothill CapitalCorporation, as collateral and administrative agent, and Highbridge/Zwirn Special Opportunities Fund, L.P., as lead arranger.

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

(b)      Reports on Form 8-K.

         The Company furnished a report on Form 8-K on August 11, 2003 under
         Item 12, Results of Operations and Financial Condition, reporting the issuance of a press release announcing the Company's operating results for the three and six months ended June 30, 2003.

         The Company filed a report on Form 8-K on September 15, 2003 under Item 5, Other Events, reporting the issuance of a press release announcing the Company's issuance of a redemption notice to the holders of its Series A Convertible Preferred Stock.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       KCS ENERGY, INC.

Date: November 11, 2003                /s/ Frederick Dwyer
                                       ----------------------------------------
                                       Frederick Dwyer
                                       Vice President, Controller and Secretary
                                       (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
  No.                                   Description
-------           -------------------------------------------------------------
   10.1           Fourth Amendment to the Amended and Restated Credit Agreement
                  dated as of September 30, 2003 by and among KCS Energy, Inc., the lenders from time to time thereto, Foothill Capital
                  Corporation, as collateral and administrative agent, and
                  Highbridge/Zwirn Special Opportunities Fund, L.P., as lead arranger.

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