Form 10-Q/A
period 2003-09-30
KCS ENERGY INC
filed 2003-11-20
CIK 832820

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A
                                Amendment No. 1



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


Number of shares of common stock, par value $0.01 per share, outstanding as of November 14, 2003: 41,376,533

                                EXPLANATORY NOTE



The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2003 is to correct a typographical error in the Condensed Statements of Consolidated Operations. The original Form 10-Q inadvertently transposed the years listed under the columns "Three Months Ended September 30," and "Nine Months Ended September 30,". This typographical error has been corrected in this Form 10-Q/A.


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS


                                                                            Three Months Ended            Nine Months Ended
                                                                               September 30,                 September 30,
(Amounts in thousands, except                                            -------------------------     -------------------------
per share data)                                        Unaudited            2003           2002           2003           2002
---------------------------------------------------------------------    ----------     ----------     ----------     ----------
Oil and gas revenue                                                      $   41,085     $   30,391     $  119,154     $   90,556
Other, net                                                                     (414)            81          4,689           (983)
                                                                         ----------     ----------     ----------     ----------
Total revenue and other                                                      40,671         30,472        123,843         89,573
                                                                         ----------     ----------     ----------     ----------
Operating costs and expenses
    Lease operating expenses                                                  6,773          5,930         19,797         19,339
    Production taxes                                                          2,197          1,458          5,958          4,413
    General and administrative expenses                                       1,989          2,363          5,651          6,253
    Stock compensation                                                          633            156          1,044            666
    Accretion of asset retirement obligation                                    279             --            837             --
    Depreciation, depletion and amortization                                 12,678         12,735         34,761         37,866
                                                                         ----------     ----------     ----------     ----------
Total operating costs and expenses                                           24,549         22,642         68,048         68,537
                                                                         ----------     ----------     ----------     ----------
Operating income                                                             16,122          7,830         55,795         21,036
                                                                         ==========     ==========     ==========     ==========
Interest and other income, net                                                   (1)            42            101            121
Interest expense                                                             (4,623)        (4,655)       (13,825)       (14,321)
                                                                         ----------     ----------     ----------     ----------
Income before income taxes and cumulative effect of accounting change        11,498          3,217         42,071          6,836
Federal and state income (taxes) benefit                                        183            596         11,747        (14,133)
                                                                         ----------     ----------     ----------     ----------
Net income (loss) before cumulative effect of accounting change              11,681          3,813         53,818         (7,297)
Cumulative effect of accounting change, net of tax                               --             --           (934)        (6,166)
                                                                         ----------     ----------     ----------     ----------
Net income (loss)                                                            11,681          3,813         52,884        (13,463)
Dividends and accretion of issuance costs on preferred stock                   (287)          (214)          (729)          (839)
                                                                         ----------     ----------     ----------     ----------
Income (loss) available to common stockholders                           $   11,394     $    3,599     $   52,155     $  (14,302)
                                                                         ==========     ==========     ==========     ==========
Earnings (loss) per share of common stock - basic
    Before cumulative effect of accounting change                        $     0.30     $     0.10     $     1.39     $    (0.23)
    Cumulative effect of accounting change                               $       --     $       --     $    (0.02)    $    (0.17)
                                                                         ----------     ----------     ----------     ----------
 Earnings (loss) per share of common stock - basic                       $     0.30     $     0.10     $     1.37     $    (0.40)
                                                                         ==========     ==========     ==========     ==========
Earnings (loss) per share of common stock - diluted
    Before cumulative effect of accounting change                        $     0.28     $     0.09     $     1.30     $    (0.23)
    Cumulative effect of accounting change                               $       --     $       --     $    (0.02)    $    (0.17)
                                                                         ----------     ----------     ----------     ----------
  Earnings (loss) per share of common stock - diluted                    $     0.28     $     0.09     $     1.28     $    (0.40)
                                                                         ==========     ==========     ==========     ==========
Average shares outstanding for computation of earnings per share
  Basic                                                                      38,464         36,247         38,046         35,634
  Diluted                                                                    41,905         40,881         41,431         35,634
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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         Reference is made to Note 11 to Condensed Consolidated Financial Statements included herein.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:


         10.1 Fourth Amendment to the Amended and Restated Credit Agreement dated as of September 30, 2003 by and among KCS Energy, Inc., the lenders from time to time thereto, Foothill CapitalCorporation, as collateral and administrative agent, and Highbridge/Zwirn Special Opportunities Fund, L.P., as lead arranger (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q as filed with the SEC on November 12, 2003 and incorporated by reference herein).



        *31.1 Certification of James W. Christmas, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.



        *31.2 Certification of Joseph T. Leary, Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.



        *32.1 Certification of James W. Christmas, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



        *32.2 Certification of Joseph T. Leary, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.



--------------

* Filed herewith.


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

                                       KCS ENERGY, INC.


Date: November 20, 2003                /s/ Frederick Dwyer
                                       ----------------------------------------
                                       Frederick Dwyer
                                       Vice President, Controller and Secretary
                                       (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
  No.                                   Description
-------           -------------------------------------------------------------
   10.1           Fourth Amendment to the Amended and Restated Credit Agreement
                  dated as of September 30, 2003 by and among KCS Energy, Inc., the lenders from time to time thereto, Foothill Capital
                  Corporation, as collateral and administrative agent, and
                  Highbridge/Zwirn Special Opportunities Fund, L.P., as lead arranger (filed as Exhibit 10.1 to the Quarterly Report on
                  Form 10-Q as filed with the SEC on November 12, 2003 and
                  incorporated by reference herein).

  *31.1           Certification of James W. Christmas, Chairman and Chief
                  Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  *31.2           Certification of Joseph T. Leary, Vice President and Chief
                  Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  *32.1           Certification of James W. Christmas, Chairman and Chief
                  Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  *32.2 Certification of Joseph T. Leary, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.




--------------
* Filed herewith.