Form 10-Q
period 2004-03-31
KCS ENERGY INC
filed 2004-05-10
CIK 832820

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2004

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to _____________

                        Commission file number: 001-13781

                                KCS ENERGY, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                           22-2889587
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

5555 San Felipe, Suite 1200, Houston, Texas                     77056
  (Address of principal executive offices)                    (Zip Code)

                                 (713) 877-8006
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). |X| Yes |_| No

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

Number of shares of common stock, par value $0.01 per share, outstanding as of April 30, 2004: 48,889,596

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME

                                                                                                     Three Months Ended
                                                                                                          March 31,
(Amounts in thousands, except                                                                   -----------------------------
per share data)                                                              Unaudited              2004            2003
--------------------------------------------------------------------------------------------    -------------  --------------
Oil and gas revenue                                                                             $     50,314   $      39,647
Other, net                                                                                               130             793
-----------------------------------------------------------------------------------------------------------------------------
Total revenue and other                                                                               50,444          40,440
-----------------------------------------------------------------------------------------------------------------------------
Operating costs and expenses
    Lease operating expenses                                                                           7,773           6,331
    Production taxes                                                                                   2,556           2,293
    General and administrative expenses                                                                2,283           1,800
    Stock compensation                                                                                   342             154
    Accretion of asset retirement obligation                                                             257             279
    Depreciation, depletion and amortization                                                          12,789          10,642
-----------------------------------------------------------------------------------------------------------------------------
Total operating costs and expenses                                                                    26,000          21,499
-----------------------------------------------------------------------------------------------------------------------------
Operating income                                                                                      24,444          18,941
-----------------------------------------------------------------------------------------------------------------------------
Interest and other income, net                                                                             4              27
Interest expense                                                                                      (3,021)         (4,614)
-----------------------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative effect of accounting change                                 21,427          14,354
Federal and state income (taxes) benefit                                                              (1,982)            482
-----------------------------------------------------------------------------------------------------------------------------
Net income before cumulative effect of accounting change                                              19,445          14,836
Cumulative effect of accounting change, net of tax                                                        --            (934)
-----------------------------------------------------------------------------------------------------------------------------
Net income                                                                                            19,445          13,902
Dividends and accretion of issuance costs on preferred stock                                              --            (309)
-----------------------------------------------------------------------------------------------------------------------------
Income available to common stockholders                                                         $     19,445   $      13,593
=============================================================================================================================

Earnings per share of common stock - basic
    Before cumulative effect of accounting change                                               $       0.40   $        0.38
    Cumulative effect of accounting change                                                      $         --   $       (0.02)
-----------------------------------------------------------------------------------------------------------------------------
 Earnings per share of common stock - basic                                                     $       0.40   $        0.36
=============================================================================================================================

Earnings per share of common stock - diluted
    Before cumulative effect of accounting change                                               $       0.39   $        0.36
    Cumulative effect of accounting change                                                      $         --   $       (0.02)
-----------------------------------------------------------------------------------------------------------------------------
  Earnings per share of common stock - diluted                                                  $       0.39   $        0.34
=============================================================================================================================

Average shares outstanding for computation of earnings per share
  Basic                                                                                               48,646          37,436
  Diluted                                                                                             49,427          41,120
=============================================================================================================================

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these financial statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands,                                                                             March 31,         December 31,
   except share and per share data)                           Unaudited                              2004                2003
--------------------------------------------------------------------------                      ---------------     --------------
Assets
Current assets
      Cash and cash equivalents                                                                 $         4,162     $       2,178
      Trade accounts receivable, less allowance
         for doubtful accounts-2004 $4,844; 2003 $4,896                                                  24,136            23,911
      Prepaid drilling                                                                                    3,256             1,014
      Other current assets                                                                                2,875             3,706
----------------------------------------------------------------------------------------------------------------------------------
           Current assets                                                                                34,429            30,809
----------------------------------------------------------------------------------------------------------------------------------
Oil and gas properties, full cost method, less accumulated DD&A-2004 $946,127; 2003 $933,572            306,932           283,791
Other property, plant and equipment at cost less accumulated depreciation-2004 $11,832; 2003 $ 11,598     8,123             8,214
----------------------------------------------------------------------------------------------------------------------------------
           Property, plant and equipment, net                                                           315,055           292,005
----------------------------------------------------------------------------------------------------------------------------------
Deferred charges and other assets
      Deferred taxes                                                                                     18,622            18,818
      Other                                                                                               2,237             1,334
----------------------------------------------------------------------------------------------------------------------------------
Deferred charges and other assets                                                                        20,859            20,152
----------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                                    $       370,343     $     342,966
==================================================================================================================================
Liabilities and stockholders' equity
Current liabilities
      Accounts payable                                                                          $        30,443     $      27,834
      Accrued interest                                                                                    2,326             5,100
      Accrued drilling cost                                                                              15,479             9,596
      Other accrued liabilities                                                                           8,067             9,071
      Derivative liabilites                                                                               4,952                --
----------------------------------------------------------------------------------------------------------------------------------
           Current liabilities                                                                           61,267            51,601
----------------------------------------------------------------------------------------------------------------------------------
Deferred credits and other non-current liabilities
      Deferred revenue                                                                                   32,869            38,696
      Asset retirement obligation                                                                        12,181            11,918
      Other                                                                                                 702               720
----------------------------------------------------------------------------------------------------------------------------------
           Deferred credits and other non-current liabilities                                            45,752            51,334
----------------------------------------------------------------------------------------------------------------------------------
Long-term debt
      Credit facility                                                                                    22,000            17,000
      Senior subordinated notes                                                                         125,000           125,000
----------------------------------------------------------------------------------------------------------------------------------
           Long-term debt                                                                               147,000           142,000
----------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity
      Common stock, par value $0.01 per share,
         authorized 75,000,000 shares, issued 51,004,711
         and 50,532,373, respectively                                                                       510               505
      Additional paid-in capital                                                                        238,829           236,204
      Accumulated deficit                                                                              (109,187)         (128,632)
      Unearned compensation                                                                              (1,934)             (725)
      Accumulated other comprehensive income                                                             (7,153)           (4,580)
      Less treasury stock, 2,167,096 shares, at cost                                                     (4,741)           (4,741)
----------------------------------------------------------------------------------------------------------------------------------
           Total stockholders' equity                                                                   116,324            98,031
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                      $       370,343     $     342,966
==================================================================================================================================

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these financial statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                        ---------------------------------------
(Amounts in thousands)                                 Unaudited              2004                   2003
------------------------------------------------------------------      ----------------       ----------------
Cash flows from operating activities:
      Net income                                                        $         19,445       $        13,902
      Non-cash charges (credits):
          Depreciation, depletion and amortization                                12,789                10,642
          Amortization of deferred revenue                                        (5,827)               (8,223)
          Non-cash losses on derivative instruments                                1,135                 1,378
          Deferred income taxes expense (benefit)                                  1,582                  (482)
          Cumulative effect of accounting change, net of tax                          --                   934
          Asset retirement obligation accretion                                      257                   279
          Other non-cash charges and credits, net                                    512                   164
      Net changes in assets and liabilities:
          Trade accounts receivable                                                 (265)              (10,752)
          Accounts payable and accrued liabilities                                 1,605                 7,585
          Accrued interest                                                        (2,774)               (5,361)
          Other current assets                                                       831                   (31)
          Other, net                                                                (689)                   48
---------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                         28,601                10,083
---------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
      Investments in oil and gas properties                                      (32,073)              (10,818)
      Proceeds from sales of oil and gas  properties                                 152                  (157)
      Other capital expenditures                                                    (143)                 (225)
---------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                            (32,064)              (11,200)
---------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
      Proceeds from borrowings                                                     5,000                69,295
      Repayments of debt                                                              --               (70,569)
      Proceeds from issuance of common stock                                       1,080                    10
      Deferred financing costs                                                      (633)               (2,198)
---------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                5,447                (3,462)
---------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                   1,984                (4,579)
Cash and cash equivalents at beginning of period                                   2,178                 6,935
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                              $          4,162       $         2,356
===============================================================================================================

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these financial statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES

           STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (UNAUDITED)
                             (Dollars in thousands)

                                                                                          Accumu-
                                                                                           lated
                                                                                           Other
                                                      Additional              Unearned    Compre-               Compre-
                                            Common     Paid-in   Accumulated   Compen-    hensive    Treasury   hensive
                                             Stock     Capital     Deficit     sation     Income      Stock      Income     Equity
                                           --------   ---------  -----------  --------   --------    --------   --------   --------
Balance at December 31, 2003               $    505   $ 236,204   $(128,632)  $   (725)  $ (4,580)   $ (4,741)             $ 98,031
   Comprehensive income
    Net income                                   --          --      19,445         --         --          --    $19,445     19,445
    Commodity hedges, net of tax                 --          --          --         --     (2,573)         --     (2,573)    (2,573)
                                                                                                                 -------
   Comprehensive income                                                                                          $16,872
                                                                                                                 =======
   Stock issuances - exercise of warrants         2         798          --                                                     800
   Stock issuances - costs incurred              --        (221)         --         --         --          --                  (221)
   Stock issuances - benefit plans and
       awards of restricted stock                 3       1,926          --     (1,429)        --          --                   500
   Stock compensation expense                    --         122          --        220         --          --                   342
                                           --------   ---------   ---------   --------   --------    --------              --------
Balance at March 31, 2004                  $    510   $ 238,829   $(109,187)  $ (1,934)  $ (7,153)   $ (4,741)             $116,324
                                           ========   =========   =========   ========   ========    ========              ========

    The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these financial statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

      The condensed consolidated interim financial statements included herein have been prepared by KCS Energy, Inc. ("KCS" or "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and reflect all adjustments which are of a normal recurring nature and which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. Although KCS believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the KCS Annual Report on Form 10-K for the year ended December 31, 2003. Certain previously reported amounts have been reclassified to conform with current period presentations. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

2. Stock Compensation

      The cost of awards of restricted stock, determined as the market value of the shares as of the date of grant, is expensed ratably over the restricted period. Stock options issued under the Company's 2001 stock plan within six months of the cancellation of options in connection with the Company's plan of reorganization are subject to variable accounting in accordance with Financial Accounting Standards Board("FASB") Interpretation No. 44, "Accounting for Certain Transaction Involving Stock Compensation." Under variable accounting for stock options, the amount of expense recognized during a reporting period is directly related to the movement in the market price of the Company's common stock during that period.

      As permitted under Statement of Financial Accounting Standards (SFAS") No. 123 "Accounting for Stock-Based Compensation," or SFAS No. 123, as amended, the Company has elected to continue to account for stock options under the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Under this method, the Company does not record any compensation expense for stock options granted if the exercise price of those options is equal to or greater than the market price of the Company's common stock on the date of grant, unless the awards are subsequently modified. The following table illustrates the effect on income available to common stockholders and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123, as amended.

                                                  For the Three Months Ended
                                                           March 31,
      (amounts in thousands except               ---------------------------
      per share data)                               2004             2003
      -------------------------------------      ----------       ----------
      Income available to common
         stockholders, as reported               $   19,445       $   13,593
      Add: Stock-based compensation expense
        included in reported net income                 342              154
      Deduct: Total stock-based employee
         compensation expense determined
         under fair value based method for
         all awards                                    (554)            (412)

      Pro forma income available to              ----------       ----------
         common stockholders                     $   19,232       $   13,335
                                                 ==========       ==========
      Earnings (loss) per share:
         Basic - as reported                     $     0.40       $     0.36
         Basic - pro forma                       $     0.40       $     0.36
         Diluted - as reported                   $     0.39       $     0.34
         Diluted - pro forma                     $     0.39       $     0.33

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

      The determination to establish and adjust a valuation allowance requires significant judgment as the estimates used in preparing budgets, forecasts and reserve reports are inherently imprecise and subject to substantial revision as a result of changes in the outlook for prices, production volumes and costs, among other factors. It is difficult to predict with precision the timing and amount of taxable income the Company will generate in the future. Accordingly, while the Company's current net operating loss carryforwards (approximately
$173 million as of December 31, 2003) have remaining lives ranging from 9 to 19 years, with the majority having a life in excess of 15 years, management examines a much shorter time horizon, usually two to three years, when projecting estimates of future taxable income and making the determination as to whether the valuation allowance should be adjusted.

      As of March 31, 2004, the Company estimates an annual effective tax rate for the year ended December 31, 2004 of approximately 9.3%. The primary item affecting the Company's annual effective tax rate determination, as compared to the U.S. corporate statutory rate of 35%, is the anticipated reduction of the Company's valuation allowance that is currently applied against the deferred tax asset associated with the Company's net operating losses ("NOLs"). Management believes that the increased taxable income the Company expects to generate during 2004, in light of the favorable commodity pricing environment and other factors, will more likely than not result in the Company's utilization of an additional portion of its unbenefited NOLs.

      Based upon the applicable provisions of SFAS No.109, "Accounting for Income Taxes", the Company has included the benefit associated with the realization of its NOLs in its estimated annual effective tax rate because the realization relates to additional estimated ordinary income in the current year.

      The Company estimates that it will make alternative minimum tax payments of 1-2% of pretax income in 2004.

4. Deferred Revenue

      In 2001, the Company entered into a production payment transaction whereby it sold 43.1 Bcfe (38.3 Bcf of gas and 797,000 barrels of oil) to be delivered over 60 months (the "Production Payment"). Net proceeds from the Production Payment of approximately $175 million were recorded as deferred revenue on the Company's balance sheet. Deliveries under the Production Payment are recorded as oil and gas revenue with a corresponding reduction of deferred revenue at the average discounted price per Mcf of natural gas and per barrel of oil received when the Production Payment was sold. The Company also reflects the production volumes and depletion expense as deliveries are made. However, the associated oil and gas reserves are excluded from the Company's reserve data. For the three months ended March 31, 2004, the Company delivered 1.4 Bcfe and recorded $5.8 million of oil and gas revenue. This compares to Production Payment deliveries of 2.0 Bcfe and $8.2 million of oil and gas revenue for the three months ended March 31, 2003. Since the sale of the Production Payment in February 2001 through March 31, 2004, the Company has delivered 35.1 Bcfe, or 82% of the total quantity to be delivered.

5. Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share:

                                                                     Three months ended
                                                                          March 31
       (amounts in thousands                                        --------------------
       except per share data)                                        2004         2003
       --------------------------------------------------------------------      -------
       Basic earnings per share:
            Income available to common stockholders                 $19,445      $13,593
                                                                    -------      -------

            Average shares of common stock outstanding               48,646       37,436
                                                                    -------      -------
       Basic earnings per share                                     $  0.40      $  0.36
                                                                    =======      =======

       Diluted earnings per share:
            Income available to common stockholders                 $19,445      $13,593
            Dividends and accretion of issuance costs
               on preferred stock                                        --          309
                                                                    -------      -------
       Diluted earnings                                             $19,445      $13,902
                                                                    -------      -------

            Average shares of common stock outstanding               48,646       37,436
            Assumed conversion of convertible
              preferred stock                                            --        3,566
            Dividends on convertible preferred stock                     --           66
            Stock options and warrants                                  781           52
                                                                    -------      -------
            Average diluted shares of common stock outstanding       49,427       41,120
                                                                    -------      -------
       Diluted earnings per share                                   $  0.39      $  0.34
                                                                    =======      =======

6. Derivatives

      Oil and natural gas prices have historically been volatile. The Company has at times utilized derivative contracts, including swaps, futures contracts, options and collars, to manage this price risk.

      Commodity Price Swaps. Commodity price swap agreements require the Company to make or entitle it to receive payments from the counter parties based upon the differential between a specified fixed price and a price related to those quoted on the New York Mercantile Exchange for the period involved.

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

      At December 31, 2003, there was $4.9 million remaining in accumulated other comprehensive income related to certain derivative instruments terminated in 2001. This amount is being amortized into earnings over the original term of the derivative instruments, which extends through August 2005 ($2.9 million in 2004 and $2.0 million in 2005).

      As of March 31, 2004, the Company had derivative instruments outstanding covering 9.2 million MMBtu of 2004 natural gas production, 2.7 million MMbtu of 2005 natural gas production and 0.2 million barrels of 2004 oil production with a fair market value of negative $5.0 million. As of December 31, 2003, the Company had derivative instruments outstanding covering 8.8 million MMBtu of 2004 natural gas production and 0.1 million barrels of 2004 oil production, with a fair market value of $0.7 million. The following table sets forth the Company's oil and natural gas hedge position as of March 31, 2004.

                                                                     Expected Maturity
                                      ------------------------------------------------------------------------------ Fair Value at
                                                                   2004                                     2005       March 31,
                                      ---------------------------------------------------------------    -----------     2004
                                           2nd              3rd             4th                                      --------------
                                         Quarter          Quarter         Quarter            Total          Total    (In thousands)
                                         -------          -------         -------            -----          -----
Swaps:
Oil
   Volumes (bbl)                            91,000           46,000           46,000          183,000             --    $   (634)
   Weighted average price ($/bbl)      $     30.65      $     31.10      $     30.30      $     30.68    $        --

Natural Gas
   Volumes (MMbtu)                       1,970,000        1,380,000          920,000        4,270,000      1,820,000    $ (2,447)
   Weighted average price ($/MMbtu)    $      5.34      $      5.16      $      5.90      $      5.40    $      5.44

Collars:
Natural Gas
    Volumes (MMbtu)                        910,000        1,840,000        1,840,000        4,590,000        450,000    $ (1,480)
    Weighted average price ($/MMbtu)
         Floor                         $      4.00      $      4.42      $      4.00      $      4.17    $      5.00
         Cap                           $      6.81      $      6.04      $      7.52      $      6.79    $      7.42

Sold calls:
Natural Gas
    Volumes (MMbtu)                             --               --          305,000          305,000        450,000    $   (391)
    Weighted average price ($/MMbtu)            --               --      $      7.10      $      7.10    $      7.10

      In addition to the information set forth in the table above, the Company will deliver 3.8 Bcfe during the remainder of 2004, 3.9 Bcfe in 2005 and 0.2 Bcfe in 2006 under the Production Payment sold in February 2001 and amortize deferred revenue at a weighted average price of $4.05 per Mcfe.

      The Company realized $2.3 million in net hedging gains in the three months ended March 31, 2004, excluding the non-cash impact of $1.1 million net hedging losses due to reclassifications from other income comprehensive Income("OCI) for contracts terminated prior to January 1, 2004.

      As of March 31, 2004, $4.2 million, net of tax associated with contracts terminated prior to January 1, 2004, remains in OCI and will be amortized as a non-cash reduction of revenue through 2005 ($2.2 million during the remainder of 2004 and $2.0 million in 2005). As of March 31, 2004, $2.9 million of unrealized derivative losses, net of tax were charged to OCI and will be reclassified against earnings when the hedged transaction occurs. At the end of the first quarter of 2004, the Company sold natural gas call options for proceeds of $343,525. These options are not being accounted for as hedges under SFAS 133, therefore all unrealized gains and losses related to changes in fair value and realized gains and losses are being reported in other, net on the condensed statements of consolidated income.

7. Subsequent Events

      In April 2004, the Company completed a private placement of $175 million of 7-1/8% Senior Notes due 2012 ("Senior Notes"). Proceeds of this issuance were used to redeem the $125 million 8-7/8% Senior Subordinated Notes due 2006 and to repay the $22 million outstanding under the Company's bank credit facility. The remainder of the proceeds will be used for general corporate purposes.

      The Senior Notes are unsecured senior obligations that rank equally in right of payment with all of the Company's existing and future senior indebtedness. The notes will rank effectively junior to the Company's secured indebtedness to the extent of the collateral, including secured indebtedness under the Company's bank credit facility. The notes will mature in 2012 and cannot be called by the Company for four years after issuance.

      On May 1, 2004, the Company redeemed the $125 million 8-7/8% Senior Subordinated Notes due 2006. Pursuant to the indenture, the Company paid an early redemption premium of 2.958%, or $3.7 million, which will be charged against earnings in the second quarter of 2004.


8. Supplemental Cash Flow Information

      The Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be cash equivalents. Interest payments were $5.7 million for the three months ended March 31, 2004 compared to $9.8 million for the three months ended March 31, 2003. Income tax payments were $0.4 million for the three months ended March 31, 2004. No income tax payments were made during the three months ended March 31, 2003.

      In connection with the adoption of SFAS No. 143 in 2003, the Company recorded a non-cash increase to oil and gas properties of $10.2 million, a non-cash increase in liabilities of $11.1 million and a non-cash charge of $0.9 million as a cumulative effect of accounting change.

      Additions to oil and gas properties for the three months ended March 31, 2004 were $35.8 million. Of this amount, $32.1 million were cash expenditures and are reflected as investments in oil and gas properties on the Condensed Statements of Consolidated Cash Flows. The remaining $3.7 million was made up of increased accrued drilling costs of $5.9 million, partially offset by increased drilling prepayments of $2.2 million.

      Additions to oil and gas properties for the three months ended March 31, 2003 were $11.9 million. Of this amount, $10.8 million were cash expenditures and are reflected as investments in oil and gas properties on the Condensed Statements of Consolidated Cash Flows. The remaining $1.1 million reflects the decrease in (use of) drilling prepayments.

9. Comprehensive Income

      The following table presents the components of comprehensive income for the three months ended March 31, 2004 and 2003:

                                                    Three Months Ended
                                                         March 31,
                                                  -----------------------
           (Amounts in thousands)                   2004           2003
-----------------------------------------         --------       --------

Net income                                        $ 19,445       $ 13,902

Commodity hedges,
   net of tax                                       (2,573)           795

                                                  --------       --------
Comprehensive income                              $ 16,872       $ 14,697
                                                  ========       ========

10.      New Accounting Principles

      SFAS No. 141, "Business Combinations," and SFAS No.142, "Goodwill and Intangible Assets," were issued by the FASB in June 2001 and became effective for the Company on July 1, 2001 and January 1, 2002, respectively. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Additionally, SFAS No. 141 requires companies to disaggregate and report separately from goodwill certain intangible assets. SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and certain other intangible assets are not amortized, but rather are reviewed annually for impairment.

      An issue had arisen for companies engaged in the oil and gas exploration and production industry regarding whether mineral rights held under lease were intangible assets. In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 04-2 "Whether Mineral Rights are Tangible or Intangible Assets and Related Issues," that mineral rights for mining companies are tangible assets. At the request of the EITF, the FASB issued a staff position, which amends SFAS No. 141 and SFAS No. 142 to conform to the EITF's consensus. Based on this guidance, the Company will continue to classify its oil and natural gas mineral rights held under lease and other contractual rights representing the right to extract such reserves as tangible oil and gas properties.

      In March 2004, the FASB issued an exposure draft that would amend SFAS No. 123 "Accounting for Stock Based Compensation" and SFAS No. 95 "Statement of Cash Flows." This exposure draft was issued to improve existing accounting rules and to provide more complete, higher quality information for investors on employee stock compensation matters. The comment period for the exposure draft ends June 30, 2004. The exposure draft covers a wide range of equity-based arrangements including stock options. Under the FASB's proposal, share-based payments to employees, including stock options, would be treated the same as other forms of compensation by recognizing the related costs in the income statement. The expense of the award would generally be measured at fair value at the grant date. The Company is evaluating the effects that could result should this exposure draft be ratified.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following is a discussion and analysis of our financial condition and results of operations and should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q. Unless the context otherwise requires, the terms "KCS," "we," "our," or "us" refer to KCS Energy, Inc. and subsidiaries.

Forward-Looking Statements

      The information discussed in this quarterly report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included herein concerning, among other things, planned capital expenditures, increases in oil and natural gas production, the number of anticipated wells to be drilled in the future, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as "expect," "estimate," "project," "plan," "believe," "achievable," "anticipate" and similar terms and phrases. Although we believe that the expectations reflected in any forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including:

      o     the timing and success of our drilling activities;

      o the volatility of prices and supply of, and demand for, oil and natural gas;

      o the numerous uncertainties inherent in estimating quantities of oil and natural gas reserves and actual future production rates and associated costs;

      o our ability to successfully identify, execute or effectively integrate future acquisitions;

      o the usual hazards associated with the oil and gas industry (including fires, well blowouts, pipe failure, spills, explosions and other unforeseen hazards);

      o     our ability to effectively market our oil and natural gas;

      o     the results of our hedging transactions;

      o     the availability of rigs, equipment, supplies and personnel;

      o     our ability to acquire or discover additional reserves;

      o     our ability to satisfy future capital requirements;

      o     changes in regulatory requirements;

      o     the credit risks associated with our customers;

      o     economic and competitive conditions;

      o our ability to retain key members of senior management and key employees;

      o     uninsured judgments or a rise in insurance premiums;

      o continued hostilities in the Middle East and other sustained military campaigns and acts of terrorism or sabotage; and

      o     if underlying assumptions prove incorrect.

      These and other risks are described in greater detail in "Business - Risk Factors" included in our annual report on Form 10-K for the year ended December 31, 2003. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Other than as required under the securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

Overview

      In 2004, we plan to continue to execute the strategies that were successful for us in 2003. Our focus will be on low-risk development and exploitation drilling in our core operating areas and to commit about 12-15% of our capital expenditure budget to moderate-risk, higher-potential exploration prospects in the onshore Gulf Coast region. We intend to stay focused on natural gas, which we believe offers more upside potential than oil or liquids. We plan to maintain a conservative capital structure and continue to reduce debt per Mcfe by increasing our oil and gas reserve base. We will continue our disciplined hedging program designed to protect against price declines while participating to a large extent in future price increases. In this way, we endeavor to ensure that we protect a sufficient level of cash flow to carry out a capital expenditure program sufficient to at least replace our expected production and still benefit if prices rise. We have initially budgeted $105 million for our 2004 capital expenditure program and plan to drill more than 100 wells. During the first quarter of 2004, we spent $35.8 million and drilled 37 wells. We believe that this program will be funded primarily through cash flow. We may increase the budget based on the success of our drilling program and available cash flow.

      In the Mid-Continent region, we concentrate our drilling programs primarily in north Louisiana, east Texas, Oklahoma (Anadarko and Arkoma basins) and west Texas. Our Mid-Continent operations provide us with a solid base for production and reserve growth. We plan to continue to exploit areas within the various basins that require low-risk exploitation wells for additional reservoir drainage. Our exploitation wells are generally step-out and extension type wells with moderate reserve potential. We have a multi-year inventory of locations in the Mid-Continent region and plan to increase the level of drilling in our Elm Grove, Talihina and Joaquin fields and to continue the development program in our Sawyer Canyon Field in 2004. During the first quarter of 2004, we drilled 31 wells in this region with a success rate of 100%.

      In the Gulf Coast region, we concentrate our drilling programs primarily in south Texas. We also have working interests in several minor non-operated offshore and Mississippi salt basin properties. We conduct development programs and pursue moderate-risk, higher potential exploration drilling programs in this region. Our Gulf Coast operations have numerous exploration prospects that are expected to provide us additional growth. We anticipate drilling 20-26 wells in this region in 2004, approximately half of which will be exploratory. During the first quarter of 2004, we drilled one exploratory and five development wells in this region with a success rate of 100%.

Results of Operations

      Income before income taxes and cumulative effect of accounting change for the three months ended March 31, 2004 was $21.4 million compared to $14.4 million for the three months ended March 31, 2003. This increase was primarily attributable to a 24% increase in natural gas and oil production as a result of our successful drilling program, slightly higher average realized prices as a result of less production dedicated to production payment obligations and substantially lower interest costs, partially offset by higher operating expenses. During the three months ended March 31, 2004, we recorded income tax expense of $2.0 million compared to an income tax benefit of $0.5 million for the three months ended March 31, 2003. During the three months ended March 31, 2003, we recorded a cumulative effect of accounting change of $0.9 million, or $0.02 per basic and diluted share, as a result of the adoption of Financial Accounting Standards Board Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). Income available to common stockholders for the three months ended March 31, 2004 increase 43% to $19.4 million, or $0.40 per basic share and $0.39 per diluted share, compared to $13.6 million, or $0.36 per basic share and $0.34 per diluted share, for the three months ended March 31, 2003.

      The following table sets forth: (i) our gross natural gas and oil production, (ii) production net of our obligations under a production payment (net production), (iii) average prices received for the production and (iv) associated revenue for the three months ended March 31, 2004 and 2003.

                                                        Three Months Ended
                                                             March 31,
                                                     -----------------------
                                                       2004           2003
                                                     --------       --------
      Production: (a)
            Natural Gas (MMcf)                          7,867          5,975
            Oil (Mbbl)                                    193            215
            Natural Gas Liquids (Mbbl)                     58             48
                                                     --------       --------
                         Total (MMcfe)                  9,370          7,552
            Dedicated to Production Payment            (1,413)        (2,018)
                                                     --------       --------
                         Net Production (MMcfe)         7,957          5,534

      Average Price:
            Natural Gas (per Mcf)                    $   5.61       $   5.51
            Oil (per bbl)                               27.10          27.48
            Natural Gas Liquids (per bbl)               16.96          17.27
                         Total (per Mcfe) (b)            5.37           5.25

      Revenue ($000's):
            Natural Gas                              $ 44,113       $ 32,911
            Oil                                         5,224          5,911
            Natural Gas Liquids                           977            825
                                                     --------       --------
                         Total                       $ 50,314       $ 39,647
                                                     ========       ========

----------
      (a) Production includes 1,413 and 2,018 MMcfe for the three months ended March 31, 2004 and 2003, respectively, dedicated to a production payment transaction whereby in February 2001 we sold 43.1 Bcfe (38.3 Bcf of natural gas and 797 Mbbl of oil) to be delivered over 60 months (the "Production Payment"). Please read Note 4 to our Condensed Consolidated Financial Statements (Unaudited).

      (b) Excluding the non-cash effects of volumes delivered under the Production Payment sold in February 2001 and terminated derivative contracts associated with the acquisition of Medallion California Properties Company and related entities, our total average realized price per Mcfe was $5.73 and $6.07 for the three months ended March 31, 2004 and 2003, respectively.

Natural gas revenue

      For the three months ended March 31, 2004, natural gas revenue increased $11.2 million to $44.1 compared to $32.9 million for the same period in 2003 due to a 32% increase in production and a 2% increase in average realized prices. The production increase was primarily due to our successful drilling program.

Oil and liquids revenue

      For the three months ended March 31, 2004, oil and liquids revenue decreased $0.5 million to $6.2 million due to a 4% decrease in the average realized price and a 5% decrease in production. The decrease in production reflected the natural decline of our oil and liquids properties as our drilling program over the last two years has been focused almost entirely on natural gas prospects.

Other, net

      Other revenue was $0.1 million for the three months ended March 31, 2004 compared to $0.8 million for the three months ended March 31, 2003. The decrease was primarily attributable to lower marketing and transportation income incidental to our oil and gas operations.

Lease operating expenses

      Lease operating expenses increased $1.5 million to $7.8 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The increase is attributable to the increase in the number of producing wells as a result of our expanded drilling program, higher salt water disposal costs associated with our properties, higher ad valorem taxes and increased workover activity.

Production taxes

      Production taxes, which are generally based on a percentage of revenue, increased $0.3 million to $2.6 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003, due to higher oil and gas revenue.

General and administrative expenses

      General and administrative expenses for the three months ended March 31, 2004 increased $0.5 million to $2.3 million compared to the three months ended March 31, 2003. The increase is primarily attributable to higher workforce costs as a result of our expanded drilling program.

Stock compensation

      Stock compensation reflects the non-cash expense associated with stock options issued in 2001 that are subject to variable accounting in accordance with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", or FIN 44, and the non-cash expense associated with the amortization of restricted stock grants. Under variable accounting for stock options, the amount of expense recognized during a reporting period is directly related to the movement in the market price of our common stock during that period. Stock compensation was $0.3 million for the three-month period ended March 31, 2004 compared to $0.2 million for the three months ended March 31, 2003.

Depreciation, depletion and amortization

      We amortize our oil and gas properties using the unit-of-production method based on proved reserves. For the three months ended March 31, 2004, depreciation, depletion and amortization ("DD&A") increased $2.2 million to $12.8 million compared to $10.6 million for the three months ended March 31, 2003. The increase reflects the higher production associated with our expanded drilling program.

Interest expense

      Interest expense for the three months ended March 31, 2004 was $3.0 million compared to $4.6 million for the three months ended March 31, 2003. The decrease reflects lower amounts of outstanding debt and lower borrowing costs associated with our amended and restated bank credit facility.

Income Taxes

      The income tax provision for the three months ended March 31, 2004 was $2.0 million, compared to an income tax benefit of $0.5 million for the three months ended March 31, 2003.

      As of March 31, 2004, we estimated an annual effective tax rate for the year ended December 31, 2004 of approximately 9.3%. The primary item affecting our annual effective tax rate determination, as compared to the U.S. corporate statutory rate of 35%, is the anticipated reduction of our valuation allowance that is currently applied against the deferred tax asset associated with our net operating losses ("NOLs"). We believe that the increased taxable income expected to be generated during 2004, in light of the favorable commodity pricing environment and other factors, will more likely than not result in the utilization of an additional portion of our unbenefited NOLs.

      Based upon the applicable provisions of SFAS No.109, "Accounting for Income Taxes", we included the benefit associated with the realization of our NOLs in the estimated annual effective tax rate because the realization relates to additional estimated ordinary income in the current year.

      We also believe that if the current pricing environment continues, the valuation allowance on our deferred tax assets for NOL's may be further reduced.

      We estimate that we will make alternative minimum tax payments of 1-2% of pretax income in 2004.


Liquidity and Capital Resources

      Our liquidity and capital resources improved significantly during 2003. In January 2003, we amended and restated our bank credit facility to increase our borrowing availability and paid off the maturing senior note obligations. We also accelerated our drilling program, resulting in increased production and oil and natural gas reserves. The increase in production coupled with a strong natural gas and oil price environment resulted in a substantial increase in cash flow.

      We took several major steps during 2003 to further strengthen our financial condition, lower interest costs and provide increased financial flexibility. The balance of our outstanding Series A Convertible Preferred Stock was converted into shares of our common stock. This conversion simplified our overall capital structure and eliminated the 5% dividend obligation associated with the preferred stock. In the first quarter, we paid off our maturing senior note obligations. In the fourth quarter of 2003, we amended and restated our bank credit facility, which increased our revolving credit capacity to $100 million and significantly reduced our borrowing costs. We also completed a public offering of 6.9 million shares of our common stock. We used the net proceeds of approximately $52 million to repay a portion of the borrowings under our bank credit facility and to accelerate our drilling program in certain core areas. Our successful drilling program, along with strong oil and natural gas prices and proceeds from our public common stock offering, allowed us to reduce debt during 2003 from $186.8 million, or $0.95 per Mcfe of reserves, at the beginning of the year to $142.0 million, or $0.53 per Mcfe of reserves, at the end of the year.

      In April 2004, we completed a private placement of $175 million of 7-1/8% Senior Notes due 2012. Proceeds of this issuance were used to redeem the $125 million 8-7/8% Senior Subordinated Notes due 2006 and to repay the $22 million outstanding under our bank credit facility. The remainder of the proceeds will be used for general corporate purposes. On May 1, 2004, we redeemed the $125 million 8-7/8% Senior Subordinated Notes due 2006. Pursuant to the indenture, we paid an early redemption premium of 2.958%, or $3.7 million, which will be charged against earnings in the second quarter of 2004.

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

      For 2004, we have budgeted $105 million for capital investments in natural gas and oil properties and anticipate drilling over 100 wells. During the first quarter of 2004, we spent $35.8 million and drilled 37 wells. We believe that this program will be funded primarily through cash flow. We may increase the budget based on the success of our drilling program and available cash flow.

      After the issuance of the $175 million 7-1/8% Senior Notes discussed above, we had approximately $22 million of cash on hand and $100 million of unused committed borrowing capacity under our bank credit facility available for future financing needs. We may also utilize various financing sources available to us, including the issuance of debt or equity securities under our shelf registration statement or through private placements. Our ability to complete future debt and equity offerings and the timing of these offerings will depend upon various factors including prevailing market conditions, interest rates and our financial condition.

Cash flow provided by operating activities

      Net cash provided by operating activities for the three months ended March 31, 2004 was $28.6 million compared to $10.1 million for the three months ended March 31, 2003. The improvement in our cash flow in 2004 was primarily due to a 44% increase in net production, lower interest expense, and the timing of cash receipts and disbursements. The net changes in trade accounts receivable and in accounts payable and accrued liabilities in the prior year three-month period reflect the higher natural gas and oil price environment in 2003 compared to 2002.

Cash used in investing activities

      For the three months ended March 31, 2004 net cash used in investing activities was $32.1 million, which substantially all was invested in oil and gas properties compared to net cash used in investing activities of $11.2 million in the same period in 2003, of which $10.8 million was invested in oil and gas properties.


 New Accounting Principles

      SFAS No. 141, "Business Combinations," and SFAS No.142, "Goodwill and Intangible Assets," were issued by the FASB in June 2001 and became effective for the Company on July 1, 2001 and January 1, 2002, respectively. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Additionally, SFAS No. 141 requires companies to disaggregate and report separately from goodwill certain intangible assets. SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and certain other intangible assets are not amortized, but rather are reviewed annually for impairment.

      An issue had arisen for companies engaged in the oil and gas exploration and production industry regarding whether mineral rights held under lease were intangible assets. In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 04-2 "Whether Mineral Rights are Tangible or Intangible Assets and Related Issues," that mineral rights for mining companies are tangible assets. At the request of the EITF, the FASB issued a staff position, which amends SFAS No. 141 and SFAS No. 142 to conform to the EITF's consensus. Based on this guidance, the Company will continue to classify its oil and natural gas mineral rights held under lease and other contractual rights representing the right to extract such reserves as tangible oil and gas properties.

      In March 2004, the FASB issued an exposure draft that would amend SFAS No. 123 "Accounting for Stock Based Compensation" and SFAS No. 95 "Statement of Cash Flows." This exposure draft was issued to improve existing accounting rules and to provide more complete, higher quality information for investors on employee stock compensation matters. The comment period for the exposure draft ends June 30, 2004. The exposure draft covers a wide range of equity-based arrangements including stock options. Under the FASB's proposal, share-based payments to employees, including stock options, would be treated the same as other forms of compensation by recognizing the related costs in the income statement. The expense of the award would generally be measured at fair value at the grant date. The Company is evaluating the effects that could result should this exposure draft be ratified.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.,

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

      As of March 31, 2004, we had derivative instruments outstanding covering
9.2 million MMBtu of 2004 natural gas production, 2.7 million MMbtu of 2005 natural gas production and 0.2 million barrels of 2004 oil production, with a fair market value of negative $5.0 million. As of December 31, 2003, we had derivative instruments outstanding covering 8.8 million MMBtu of 2004 natural gas production and 0.1 million barrels of 2004 oil production, with a fair market value of $0.7 million. The following table sets forth information with respect to our oil and natural gas hedge position as of March 31, 2004.

                                                                     Expected Maturity
                                      ------------------------------------------------------------------------------ Fair Value at
                                                                   2004                                     2005       March 31,
                                      ---------------------------------------------------------------    -----------     2004
                                           2nd              3rd             4th                                      --------------
                                         Quarter          Quarter         Quarter            Total          Total    (In thousands)
                                         -------          -------         -------            -----          -----
Swaps:
Oil
   Volumes (bbl)                            91,000           46,000           46,000          183,000             --    $   (634)
   Weighted average price ($/bbl)      $     30.65      $     31.10      $     30.30      $     30.68    $        --

Natural Gas
   Volumes (MMbtu)                       1,970,000        1,380,000          920,000        4,270,000      1,820,000    $ (2,447)
   Weighted average price ($/MMbtu)    $      5.34      $      5.16      $      5.90      $      5.40    $      5.44

Collars:
Natural Gas
    Volumes (MMbtu)                        910,000        1,840,000        1,840,000        4,590,000        450,000    $ (1,480)
    Weighted average price ($/MMbtu)
         Floor                         $      4.00      $      4.42      $      4.00      $      4.17    $      5.00
         Cap                           $      6.81      $      6.04      $      7.52      $      6.79    $      7.42

Sold calls:
Natural Gas
    Volumes (MMbtu)                             --               --          305,000          305,000        450,000    $   (391)
    Weighted average price ($/MMbtu)            --               --      $      7.10      $      7.10    $      7.10

      In addition to the information set forth in the table above, we will deliver 3.8 Bcfe during the remainder of 2004, 3.9 Bcfe in 2005 and 0.2 Bcfe in 2006 under the Production Payment and amortize deferred revenue at a weighted average price of $4.05 per Mcfe.

      We realized $2.3 million in net hedging gains in the three months ended March 31, 2004, excluding the non-cash impact of $1.1 million net hedging losses due to reclassifications from other comprehensive income ("OCI") for contracts terminated prior to January 1, 2004.

      As of March 31, 2004, $4.2 million, net of tax associated with contracts terminated prior to January 1, 2004, remains in OCI and will be amortized as a non-cash reduction of revenue through 2005 ($2.2 million during the remainder of 2004 and $2.0 million in 2005). As of March 31, 2004, $2.9 million of unrealized derivative losses, net of tax were charged to OCI and will be reclassified against earnings when the hedged transaction occurs. At the end of the first quarter of 2004, we sold natural gas call options for proceeds of $343,525. These options are not being accounted for as hedges under SFAS 133, therefore all unrealized gains and losses related to changes in fair value and realized gains and losses are being reported in other, net on the condensed statements of consolidated income.

      Commodity Price Swaps. Commodity price swap agreements require us to make or entitle us to receive payments from the counter parties based upon the differential between a specified fixed price and a price related to those quoted on the New York Mercantile Exchange for the period involved.

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

      Price Collars. Selling a call option and buying a put option creates a "collar" whereby we establish a floor and ceiling price for a specified quantity of future production. Buying a call option with a strike price above the sold call strike establishes a "3-way collar" that entitles us to capture the benefit of price increases above that call price

Interest Rate Risk

      We use fixed and variable rate long-term debt to finance our capital spending program and for general corporate purposes. These variable rate debt instruments expose us to market risk related to changes in interest rates. Our fixed rate debt and the associated weighted average interest rate was $125.0 million at 8.9% on March 31, 2004, December 31, 2003 and March 31, 2003. Our variable rate debt and weighted average interest rate was $22.0 million at 3.5% on March 31, 2004, $17.0 million at 3.6% on December 31, 2003 and $60.5 million at 7.7% on March 31, 2003.

Item 4. Controls and Procedures.

      Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by us (including our consolidated subsidiaries) in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

      Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      Note 11 to our Condensed Consolidated Financial Statements (Unaudited)
included in our    annual report on Form 10-K for the year ended December
31, 2003 is incorporated herein by reference.

Item 5.  Other Events

      On May 1, 2004, the Company redeemed the $125 million 8-7/8% Senior Subordinated Notes due 2006. In connection therewith the Company paid the principle amount, accrued interest and the required early redemption premium of 2.958%, or $3.7 million.

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits.

            4.1 Indenture, dated as of April 1, 2004, among KCS Energy, Inc., certain of its subsidiaries and U.S. Bank National Association. +

            4.2   Form of 7-1/8% Senior Note due 2012 (included in Exhibit 4.1).
                  +

            10.1 First Amendment to Second Amended and Restated Credit Agreement, effective as of February 26, 2004, by and among KCS Energy, Inc., the lenders from time to time party thereto, Bank of Montreal, as Agent and Collateral Agent, and BNP Paribas, as Documentation Agent (incorporated by reference to Exhibit 10.7 to Form 10-K (File No. 001-13781) filed with the SEC on March 15, 2004). *

            10.2 Registration Rights Agreement, dated April 1, 2004, by and among KCS Energy, Inc., KCS Resources, Inc., Medallion California Properties Company, KCS Energy Services, Inc., Proliq, Inc., Credit Suisse First Boston LLC, Merill Lynch, Pierce, Fenner & Smith, Incorporated, Jefferies & Company, Inc., Harris Nesbitt Corp., Banc One Capital Markets, Inc., and BNB Paribas Securities Corp. +

            31.1 Certification of James W. Christmas, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

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

--------------------
+Filed herewith
*Incorprated by reference.

      (b)   Reports on Form 8-K.

            On March 15, 2004, we furnished a report on Form 8-K under Item 12, Results of Operations and Financial Condition, reporting the issuance of a press release announcing financial and operating results for the three and twelve months ended December 31, 2003.

            On March 18, 2004, we filed a report on Form 8-K under Item 5, Other Events, announcing the private offering of senior notes. The report on Form 8-K also furnished information pursuant to Item 9, Regulation FD Disclosure, disclosing certain information to be presented to analysts and investors in connection with the senior notes offering.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        KCS ENERGY, INC.


Date: May 10, 2004                  /s/ Frederick Dwyer
                                    ---------------------------------
                                        Frederick Dwyer
                                        Vice President, Controller and Secretary
                                        (Signing on behalf of the registrant and
                                        as Principal Accounting Officer)

                                  EXHIBIT INDEX

     Exhibit
       No.        Description
     ------       -----------

      4.1 Indenture, dated as of April 1, 2004, among KCS Energy, Inc., certain of its subsidiaries and U.S. Bank National Association. +

      4.2         Form of 7-1/8% Senior Note due 2012 (included in Exhibit 4.1).
                  +

      10.1 First Amendment to Second Amended and Restated Credit Agreement, effective as of February 26, 2004, by and among KCS Energy, Inc., the lenders from time to time party thereto, Bank of Montreal, as Agent and Collateral Agent, and BNP Paribas, as Documentation Agent (incorporated by reference to Exhibit 10.7 to Form 10-K (File No. 001-13781) filed with the SEC on March 15, 2004). *

      10.2 Registration Rights Agreement, dated April 1, 2004, by and among KCS Energy, Inc., KCS Resources, Inc., Medallion California Properties Company, KCS Energy Services, Inc., Proliq, Inc., Credit Suisse First Boston LLC, Merill Lynch, Pierce, Fenner & Smith, Incorporated, Jefferies & Company, Inc., Harris Nesbitt Corp., Banc One Capital Markets, Inc., and BNB Paribas Securities Corp. +

      31.1 Certification of James W. Christmas, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

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

--------------------
+Filed herewith
*Incorprated by reference.