Form 10-Q
period 2004-06-30
KCS ENERGY INC
filed 2004-08-09
CIK 832820

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from              to
                                    -------------   -------------

                        Commission file number: 001-13781

                                KCS ENERGY, INC.
             (Exact name of registrant as specified in its charter)

      DELAWARE                                         22-2889587
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

      5555 SAN FELIPE, SUITE 1200, HOUSTON, TEXAS             77056
(Address of principal executive offices)                   (Zip Code)

                                 (713) 877-8006
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE

      (Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  [X] Yes   [  ] No

      Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.[ ] Yes [ ] No

      Not applicable. Although the registrant was involved in bankruptcy proceedings during the preceding five years, the registrant did not distribute securities under its plan of reorganization.

      Number of shares of common stock, par value $0.01 per share, outstanding as of July 30, 2004: 48,933,154.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                       KCS ENERGY, INC. AND SUBSIDIARIES
                  CONDENSED STATEMENTS OF CONSOLIDATED INCOME

                                                                           Three Months Ended       Six Months Ended
(Amounts in thousands, except                                                   June 30,               June 30,
                                                                          --------------------    ---------------------
per share data)                                         Unaudited           2004        2003        2004        2003
                                                                          --------    --------    ---------    --------
Oil and gas revenue                                                       $ 50,982    $ 38,422    $ 101,296    $ 78,069
Other, net                                                                    (341)      4,310         (211)      5,103
                                                                          --------    --------    ---------    --------
  Total revenue and other                                                   50,641      42,732      101,085      83,172
                                                                          --------    --------    ---------    --------
Operating costs and expenses
 Lease operating expenses                                                    7,194       6,139       14,628      11,733
 Production and other taxes                                                  3,316       2,022        6,211       5,052
 General and administrative expenses                                         2,189       1,862        4,472       3,662
 Stock compensation                                                          1,225         257        1,567         411
 Accretion of asset retirement obligation                                      258         279          515         558
 Depreciation, depletion and amortization                                   13,219      11,441       26,008      22,083
                                                                          --------    --------    ---------    --------
   Total operating costs and expenses                                       27,401      22,000       53,401      43,499
                                                                          --------    --------    ---------    --------
Operating income                                                            23,240      20,732       47,684      39,673
                                                                          --------    --------    ---------    --------
Interest and other income, net                                                 224          75          228         102
Redemption premium on early extinguishment of debt                          (3,698)          -       (3,698)          -
Interest expense                                                            (4,376)     (4,588)      (7,397)     (9,202)
                                                                          --------    --------    ---------    --------
Income before income taxes and cumulative effect of accounting change       15,390      16,219       36,817      30,573
Federal and state income (taxes) benefit                                      (893)     11,082       (2,875)     11,564
                                                                          --------    --------    ---------    --------
Net income before cumulative effect of accounting change                    14,497      27,301       33,942      42,137
Cumulative effect of accounting change, net of tax                               -           -            -        (934)
                                                                          --------    --------    ---------    --------
Net income                                                                  14,497      27,301       33,942      41,203
Dividends and accretion of issuance costs on preferred stock                     -        (132)           -        (442)
                                                                          --------    --------    ---------    --------
Income available to common stockholders                                   $ 14,497    $ 27,169    $  33,942    $ 40,761
                                                                          ========    ========    =========    ========
Earnings per share of common stock - basic
  Before cumulative effect of accounting change                           $   0.30    $   0.71    $    0.70    $   1.10
  Cumulative effect of accounting change                                         -           -            -       (0.02)
                                                                          --------    --------    ---------    --------
 Earnings per share of common stock - basic                               $   0.30    $   0.71    $    0.70    $   1.08
                                                                          ========    ========    =========    ========
Earnings per share of common stock - diluted
 Before cumulative effect of accounting change                            $   0.29    $   0.66    $    0.69    $   1.02
 Cumulative effect of accounting change                                          -           -            -       (0.02)
                                                                          --------    --------    ---------    --------
Earnings per share of common stock - diluted                              $   0.29    $   0.66    $    0.69    $   1.00
                                                                          ========    ========    =========    ========
Average shares outstanding for computation of earnings per share
 Basic                                                                      48,912      38,227       48,779      37,833
 Diluted                                                                    49,704      41,531       49,537      41,295
                                                                          ========    ========    =========    ========

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these financial statements.

                       KCS ENERGY, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands,                                             June 30,     December 31,
except share and per share data)           Unaudited                2004          2003
-------------------------------------------------------------     ---------     ------------
Assets
Current assets
  Cash and cash equivalents                                       $   9,753      $   2,178
  Trade accounts receivable, less allowance
   for doubtful accounts-2004 $4,907; 2003 $4,896                    29,873         23,911
  Prepaid drilling                                                    1,412          1,014
  Other current assets                                                1,960          3,706
                                                                  ---------      ---------
    Current assets                                                   42,998         30,809
                                                                  ---------      ---------
Oil and gas properties, full cost method, less accumulated
 DD&A-2004 $959,109; 2003 $933,572                                  332,679        283,791
Other property , plant and equipment at cost less accumulated
 depreciation-2004 $12,069; 2003 $11,598                              7,987          8,214
                                                                  ---------      ---------
     Property, plant and equipment, net                             340,666        292,005
                                                                  ---------      ---------
Deferred charges and other assets
  Deferred taxes                                                     17,935         18,818
  Other                                                               8,853          1,334
                                                                  ---------      ---------
     Deferred charges and other assets                               26,788         20,152
                                                                  ---------      ---------
Total Assets                                                      $ 410,452      $ 342,966
                                                                  =========      =========
Liabilities and stockholders' equity
Current liabilities
   Accounts payable                                               $  30,657      $  27,834
   Accrued interest                                                   3,119          5,100
   Accrued drilling cost                                             13,650          9,596
   Other accrued liabilities                                          9,087          9,071
   Derivative liabilities                                             4,898              -
                                                                  ---------      ---------
     Current liabilities                                             61,411         51,601
                                                                  ---------      ---------
Deferred credits and other non-current liabilities
   Deferred revenue                                                  27,370         38,696
   Asset retirement obligations                                      12,221         11,918
   Other                                                                995            720
                                                                  ---------      ---------
     Deferred credits and other non-current liabilities              40,586         51,334
                                                                  ---------      ---------
Long-term debt
   Credit facility                                                        -         17,000
   Senior notes                                                     175,000              -
   Senior subordinated notes                                              -        125,000
                                                                  ---------      ---------
    Long-term debt                                                  175,000        142,000
                                                                  ---------      ---------
Stockholders' equity
   Common stock, par value $0.01 per share,
    authorized 75,000,000 shares, issued 51,099,167
    and 50,532,373, respectively                                        511            505
   Additional paid-in capital                                       240,504        236,204
   Accumulated deficit                                              (94,690)      (128,632)
   Unearned compensation                                             (1,706)          (725)
  Accumulated other comprehensive income                             (6,423)        (4,580)
  Less treasury stock, 2,167,096 shares, at cost                     (4,741)        (4,741)
                                                                  ---------      ---------
    Total stockholders' equity                                      133,455         98,031
                                                                  ---------      ---------
Total liabilities and stockholders' equity                        $ 410,452      $ 342,966
                                                                  =========      =========


The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these financial statements.

                       KCS ENERGY, INC. AND SUBSIDIARIES
                  CONDENSED STATEMENTS OF CONSOLIDATED INCOME

                                                                      Six Months Ended
                                                                          June 30,
                                                                     ------------------
(Amounts in thousands) Unaudited                                     2004          2003
--------------------------------                                     ----          ----
Cash flows from operating activities:
   Net income                                                      $  33,942    $ 41,203
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation, depletion and amortization                      26,008      22,083
        Amortization of deferred revenue                             (11,326)    (15,197)
        Non-cash losses on derivative instruments                      2,270       2,756
        Redemption premium on early extinguishment of debt             3,698           -
        Deferred income tax expense (benefit)                          1,876     (11,965)
        Cumulative effect of accounting change, net of tax                 -         934
        Asset retirement obligation accretion                            515         558
        Other non-cash charges and credits, net                        2,158         917
   Changes in operating assets and liabilities:
        Trade accounts receivable                                     (6,104)     (7,328)
        Accounts payable and accrued liabilities                       2,839      11,793
        Accrued interest                                              (1,981)     (1,886)
        Other, net                                                      (651)       (261)
                                                                   ---------    --------
Net cash provided by operating activities                             53,244      43,607
                                                                   ---------    --------

Cash flows from investing activities:
   Investments in oil and gas properties                             (70,760)    (36,845)
   Proceeds from sales of oil and gas properties                         135        (130)
   Other capital expenditures                                           (244)       (292)
                                                                   ---------    --------
Net cash used in investing activities                                (70,869)    (37,267)
                                                                   ---------    --------

Cash flows from financing activities:
   Proceeds from borrowings                                          175,000      69,295
   Repayments of debt                                               (142,000)    (77,069)
   Proceeds from issuance of common stock                              1,395          10
   Redemption premium on early extinguishment of debt                 (3,698)          -
   Deferred financing costs                                           (5,497)     (3,210)
                                                                   ---------    --------
Net cash provided by (used in) financing activities                   25,200     (10,974)
                                                                   ---------    --------
Increase (decrease) in cash and cash equivalents                       7,575      (4,634)
Cash and cash equivalents at beginning of period                       2,178       6,935
                                                                   ---------    --------
Cash and cash equivalents at end of period                         $   9,753    $  2,301
                                                                   =========    ========

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these financial statements.

                       KCS ENERGY, INC. AND SUBSIDIARIES

          STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (UNAUDITED)
                             (Dollars in thousands)

                                                                                         Accumulated
                                                    Additional                              Other
                                          Common     Paid- in  Accumulated   Unearned   Comprehensive
                                          Stock      Capital     Deficit   Compensation    Income
                                         -------   ----------  ----------- ------------ -------------
Balance at December 31, 2003             $   505   $ 236,204   $ (128,632)  $  (725)    $(4,580)
 Comprehensive income
  Net income                                   -           -       33,942         -           -
  Commodity hedges, net of tax                 -           -            -         -      (1,843)
 Comprehensive income
 Stock issuances - exercise of warrants        2         798            -         -           -
 Stock issuances - costs incurred              -        (221)           -         -           -
 Stock issuances - benefit plans and
  awards of restricted stock                   4       2,642            -    (1,467)          -
 Stock compensation expense                    -       1,081            -       486           -
                                         -------   ---------   ----------   -------     -------
Balance at June 30, 2004                 $   511   $ 240,504   $  (94,690)  $(1,706)    $(6,423)
                                         =======   =========   ==========   =======     =======

                                         Treasury  Comprehensive  Stockholder
                                           Stock     Income        Equity
                                         --------  -------------  -----------
Balance at December 31, 2003             $ (4,741)                $ 98,031
 Comprehensive income
  Net income                                    -    $ 33,942       33,942
  Commodity hedges, net of tax                  -      (1,843)      (1,843)
                                                     --------
 Comprehensive income                                $ 32,099
                                                     ========
 Stock issuances - exercise of warrants         -                      800
 Stock issuances - costs incurred               -                     (221)
 Stock issuances - benefit plans and
  awards of restricted stock                    -                    1,179
 Stock compensation expense                     -                    1,567
                                         --------                 --------
Balance at June 30, 2004                 $ (4,741)                $133,455
                                         ========                 ========

    The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these financial statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

      The condensed consolidated interim financial statements included herein have been prepared by KCS Energy, Inc. ("KCS" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and reflect all adjustments which are of a normal recurring nature and which are, in the opinion of management, necessary for a fair presentation of the interim results. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented herein not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Certain previously reported amounts have been reclassified to conform with current period presentations. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

2. Stock Compensation

      The cost of awards of restricted stock, determined as the market value of the shares as of the date of grant, is expensed ratably over the restricted period. Stock options issued under the Company's 2001 stock plan within six months of the cancellation of options in connection with the Company's plan of reorganization are subject to variable accounting in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." Under variable accounting for stock options, the amount of expense recognized during a reporting period is directly related to the movement in the market price of the Company's common stock during that period. For the three months ended June 30, 2004, stock compensation was $1.2 million compared to $0.3 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, stock compensation was $1.6 million compared to $0.4 million for the six months ended June 30, 2003. The increases in the 2004 three and six-month periods reflect the significant increase in the market price of the Company's common stock.

      As permitted under Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation," as amended ("SFAS 123"), the Company has elected to continue to account for stock options under the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Under this method, the Company does not record any compensation expense for stock options granted if the exercise price of those options is equal to or greater than the market price of the Company's common stock on the date of grant, unless the awards are subsequently modified. The following table illustrates the effect on income available to common stockholders and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123.

                                         For the Three Months Ended     For the Six Months Ended
                                                  June 30,                     June 30,
(amounts in thousands, except            --------------------------     ------------------------
per share data)                             2004          2003            2004           2003
                                         ----------    ------------     ----------    ----------
Income available to common
 stockholders, as reported               $   14,497    $   27,169       $   33,942    $   40,761
Add: Stock-based compensation expense
 included in reported net income              1,226           257            1,567           411
Deduct: Total stock-based employee
 compensation expense determined
 under fair value-based method for
 all awards                                    (502)         (532)          (1,056)         (943)

Pro forma income available to            ----------    ----------       ----------    ----------
 common stockholders                     $   15,221    $   26,894       $   34,453    $   40,229
                                         ==========    ==========       ==========    ==========
Earnings per share:
 Basic - as reported                     $     0.30    $     0.71       $     0.70    $     1.08
 Basic - pro forma                       $     0.31    $     0.70       $     0.71    $     1.06
 Diluted - as reported                   $     0.29    $     0.66       $     0.69    $     1.00
 Diluted - pro forma                     $     0.31    $     0.65       $     0.70    $     0.98

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

      In making this assessment, management performs an extensive analysis of the operations of the Company to determine the sources of future taxable income. Such an analysis consists of a detailed review of all available data, including the Company's budget for the ensuing year, forecasts based on current as well as historical prices, and the Company's oil and gas reserves.

      The determination to establish and adjust a valuation allowance requires significant judgment as the estimates used in preparing budgets, forecasts and reserve reports are inherently imprecise and subject to substantial revision as a result of changes in the outlook for prices, production volumes and costs, among other factors. It is difficult to predict with precision the timing and amount of taxable income the Company will generate in the future. Accordingly, while the Company's current net operating loss carryforwards (approximately $173 million as of December 31, 2003) have remaining lives ranging from 9 to 19 years (with the majority having a life in excess of 15 years), management examines a much shorter time horizon (usually two to three years), when projecting estimates of future taxable income and making the determination as to whether the valuation allowance should be adjusted.

      The Company currently estimates an annual effective tax rate for the year ending December 31, 2004 of approximately 7.8%. The primary item affecting the Company's annual effective tax rate determination, as compared to the U.S. corporate statutory rate of 35%, is the anticipated reduction of the Company's valuation allowance that is currently applied against the deferred tax asset associated with the Company's net operating losses ("NOLs"). Management believes that the increased taxable income the Company expects to generate during 2004, in light of the favorable commodity pricing environment and other factors, will more likely than not result in the Company's utilization of an additional portion of its unbenefited NOLs.

      Based upon the applicable provisions of SFAS No. 109, "Accounting for Income Taxes," the Company has included the benefit associated with the realization of its NOLs in its estimated annual effective tax rate because the realization relates to additional estimated ordinary income in the current year.

      The Company estimates that it will make alternative minimum tax payments of 1 to 2% of pretax income in 2004.

4. Deferred Revenue

      In February 2001, the Company entered into a production payment transaction whereby it sold 43.1 Bcfe (38.3 Bcf of gas and 797,000 barrels of oil) to be delivered over 60 months (the "Production Payment"). Net proceeds from the Production Payment of approximately $175 million were recorded as deferred revenue on the Company's balance sheet. Deliveries under the Production Payment are recorded as oil and gas revenue with a corresponding reduction of deferred revenue at the average discounted price per Mcf of natural gas and per barrel of oil received when the Production Payment was sold. The Company also reflects the production volumes and depletion expense as deliveries are made. However, the associated oil and gas reserves are excluded from the Company's reserve data. For the six months ended June 30, 2004, the Company delivered 2.7 Bcfe and recorded $11.3 million of oil and gas revenue. This compares to Production Payment deliveries of 3.7 Bcfe and $15.2 million of oil and gas revenue for the six months ended June 30, 2003. From the sale of the Production Payment in February 2001 to June 30, 2004, the Company had delivered 36.5 Bcfe, or 85% of the total quantity to be delivered.

5. Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share:

                                                          Three months ended         Six months ended
                                                             June 30,                    June 30,
                                                          ------------------         -----------------
(amounts in thousands,
except per share data)                                     2004       2003            2004      2003
                                                          -------    -------         -------   -------
Basic earnings per share:
 Income available to common stockholders                  $14,497    $27,169         $33,942   $40,761
                                                          -------    -------         -------   -------

 Average shares of common stock outstanding                48,912     38,227          48,779    37,833
                                                          -------    -------         -------   -------
Basic earnings per share                                  $  0.30    $  0.71         $  0.70   $  1.08
                                                          -------    -------         -------   -------
Diluted earnings per share:
 Income available to common stockholders                  $14,497    $27,169         $33,942   $40,761
 Dividends and accretion of issuance costs
  on preferred stock                                            -        132               -       442
                                                          -------    -------         -------   -------
Diluted earnings                                          $14,497    $27,301         $33,942   $41,203
                                                          -------    -------         -------   -------

 Average shares of common stock outstanding                48,912     38,227          48,779    37,833
 Assumed conversion of convertible
  preferred stock                                               -      3,129               -     3,346
 Stock options and warrants                                   792        175             758       116
                                                          -------    -------         -------   -------
 Average diluted shares of common stock outstanding        49,704     41,531          49,537    41,295
                                                          -------    -------         -------   -------
Diluted earnings per share                                $  0.29    $  0.66         $  0.69   $  1.00
                                                          =======    =======         =======   =======

6. Derivatives

      Oil and natural gas prices have historically been volatile. The Company has at times utilized derivative contracts, including commodity price swaps, futures contracts, option contracts and price collars, to manage this price risk.

      Commodity Price Swaps. Commodity price swap agreements require the Company to make payments to, or entitle it to receive payments from, the counter parties based upon the differential between a specified fixed price and a price related to those quoted on the New York Mercantile Exchange for the period involved.

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

      As of June 30, 2004, the Company had outstanding derivative instruments covering 7.5 million MMBtu of 2004 natural gas production, 2.7 million MMbtu of 2005 natural gas production, 0.1 million barrels of 2004 oil production and 0.2 million barrels of 2005 oil production. The Company does not have any outstanding derivative instruments related to future production that extend beyond 2005. The following table sets forth the Company's open derivative contracts as of June 30, 2004.

                                                           Expected Maturity
                                             -------------------------------------------------
                                                             2004                     2005       Fair Value as of
                                             -----------------------------------   -----------       June 30,
                                                3rd          4th                                       2004
                                              Quarter      Quarter       Total        Total       ---------------
                                             ---------    ---------   ----------   -----------    (In thousands)
Swaps:
Oil
   Volumes (bbl)                                 92,000       46,000     138,000       182,500    $     (434)
   Weighted average price ($/bbl)            $    35.40   $    30.30  $    33.70   $     34.98
Natural Gas
   Volumes (MMbtu)                            2,610,000      920,000   3,530,000     1,820,000    $   (2,833)
   Weighted average price ($/MMbtu)          $     5.71   $     5.90  $     5.76   $      5.44
Collars:
Natural Gas
   Volumes (MMbtu)                            1,840,000    1,840,000   3,680,000       450,000    $   (1,260)
   Weighted average price ($/MMbtu)
      Floor                                  $     4.42   $     4.00  $     4.21   $      5.00
      Cap                                    $     6.04   $     7.52  $     6.78   $      7.42
Sold calls:
Natural Gas
   Volumes (MMbtu)                                    -      305,000     305,000       450,000    $     (454)
   Weighted average price ($/MMbtu)                   -   $     7.10  $     7.10   $      7.10

   Fair value of derivatives at June 30, 2004                                                     $   (4,981)

      The fair value of the Company's derivative instruments are reflected as assets or liabilities in the Company's financial statements as presented in the following table.

                                             June 30, 2004
                                             -------------
                                             (in thousands)
Other current assets                         $      222
Derivative liabilities                           (4,898)
Other non-current liabilities                      (305)
                                             ----------
Fair value of derivatives at June 30, 2004   $   (4,981)
                                             ==========

      In addition to the information set forth in the first table above, the Company will deliver 2.4 Bcfe during the remainder of 2004, 3.9 Bcfe in 2005 and
0.2 Bcfe in 2006 under the Production Payment sold in February 2001 and amortize deferred revenue at a weighted average price of $4.05 per Mcfe.

      Reflected in the first table above are natural gas call options that were sold for proceeds of $343,525. These options are not being accounted for as hedges under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) and therefore, all unrealized gains and losses related to changes in fair value and realized gains and losses are being reported in other, net on the Condensed Statements of Consolidated Income.

      As of June 30, 2004, the Company had approximately $6.4 million of derivative loss, net of tax, recorded in Accumulated Other Comprehensive Income
(Loss) ("AOCI") which included losses associated with terminated commodity derivatives and other commodity derivatives. The following table recaps the balance of AOCI at June 30, 2004 on both a pre-tax and after tax basis.

                                               Pre-tax    After-tax
                                             ----------   ----------
                                                  (In thousands)
Terminated commodity derivatives(a)          $   (5,296)  $   (3,442)
Other commodity derivatives(b)                   (4,586)      (2,981)
                                             ----------   ----------
AOCI at June 30, 2004                        $   (9,882)  $   (6,423)
                                             ==========   ==========

      (a) During 2001, the Company terminated certain commodity derivative instruments and recognized a charge to AOCI. As the original forecasted transaction occurs, this loss is reclassified as a charge against earnings. The following table details the activity of these terminated commodity instruments on both a pre-tax and after-tax basis.

                                              Pre-tax     After-tax
                                             ----------   ---------
                                                (In thousands)
Balance included in AOCI, December 31, 2003  $(7,566)     $(4,918)
Reclassified as a charge against earnings      2,270        1,476
                                             -------      -------
Balance included in AOCI, June 30, 2004      $(5,296)     $(3,442)
                                             =======      =======

      Of the $3.4 million loss remaining in AOCI at June 30, 2004 related to the terminated commodity derivatives, $1.4 million and $2.0 million will be reclassified as a charge against earnings during the remainder of 2004 and 2005, respectively.

      (b) The Company also has other commodity derivatives, which were accounted for as hedges under SFAS No. 133. The following table details the activity of those commodity derivatives on both a pre-tax and after-tax basis.

                                              Pre-tax     After-tax
                                              ---------   ---------
                                                (In thousands)
Balance included in AOCI, December 31, 2003  $      520   $      338
Reclassified into earnings                         (439)        (285)
Change in fair market value                      (4,709)      (3,061)
Ineffective portion of hedges                        42           27
                                             ----------   ----------
Balance included in AOCI, June 30, 2004      $   (4,586)  $   (2,981)
                                             ==========   ==========

7.  Debt

      The following table sets forth information regarding the Company's outstanding debt.

                                    June 30,   December 31,
                                      2004        2003
                                    --------   -----------
                                    (Amounts in thousands)
Bank Credit Facility               $      -    $  17,000
8-7/8% Senior Subordinated Notes          -      125,000
7-1/8% Senior Notes                 175,000            -
                                    175,000      142,000
                                   --------     --------
Classified as short-term debt             -            -
Long-term debt                     $175,000    $ 142,000
                                   ========    =========

      Bank Credit Facility. The Company has a bank credit facility that provides up to $100 million of revolving borrowing capacity and matures on November 20, 2006. Borrowing capacity under the bank credit facility is subject to a borrowing base initially set at $100 million and is reviewed at least semi-annually and may be adjusted based on the lenders' valuation of the Company's oil and natural gas reserves and other factors. Substantially all of the Company's assets, including the stock of all of its subsidiaries, are pledged to secure the bank credit facility. Further, each of the Company's subsidiaries has guaranteed its obligations under the bank credit facility.

      Borrowings under the bank credit facility bear interest, at the Company's option, at an interest rate of LIBOR plus 2.25% to 3.0% or the greater of (1) the Federal Funds Rate plus 0.5% or (2) the Base Rate, plus 0.5% to 1.25%, depending on utilization. These rates will decrease by 0.5% after the final deliveries are made in connection with the Production Payment discussed in Note 4 above and the lien on the subject property is released. A commitment fee of 0.5% per year is paid on the unused availability under the bank credit facility. Financing fees pertaining to the bank credit facility are being amortized over the life of the facility.

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

      As of June 30, 2004, we did not have any outstanding amounts under the bank credit facility and had $100 million of unused borrowing capacity available for future financing needs. The Company was in compliance with all covenants under the bank credit facility as of that date.

      Senior Notes. On April 1, 2004, the Company issued $175 million of 7-1/8% senior notes due April 1, 2012 (the "Senior Notes"). The Senior Notes bear interest at a rate of 7-1/8% per annum with interest payable semi-annually on April 1 and October 1, beginning on October 1, 2004. The Company may redeem the Senior Notes at its option, in whole or in part, at any time on or after April 1, 2008 at a price equal to 100% of the principal amount plus accrued and unpaid interest, if any, plus a specified premium which decreases yearly from 3.563% in 2008 to 0% in 2010 and thereafter. In addition, at any time prior to April 1, 2007, the Company may redeem up to a maximum of 35% of the aggregate principal amount with the net cash proceeds of one or more equity offerings at a price equal to 107.125% of the principal amount, plus accrued and unpaid interest. The Senior Notes are senior unsecured obligations and rank subordinate in right of payment to all existing and future secured debt, including secured debt under the Company's bank credit facility, and will rank equal in right of payment to all existing and future senior indebtedness.

      The Senior Notes are jointly and severally and fully and unconditionally guaranteed on a senior unsecured basis by all of the Company's current subsidiaries. KCS Energy, Inc., the issuer of the Senior Notes, has no independent assets or operations apart from the assets and operations of its subsidiaries.

      The indenture governing the Senior Notes contains covenants that, among other things, restricts or limits the ability of the Company and the subsidiary guarantors to: (i) borrow money; (ii) pay dividends on stock; (iii) purchase or redeem stock or subordinated indebtedness; (iv) make investments; (v) create liens; (vi) enter into transactions with affiliates; (vii) sell assets; and
(viii) merge with or into other companies or transfer all or substantially all of the Company's assets.

      In addition, upon the occurrence of a change of control (as defined in the indenture governing the Senior Notes), the holders of the Senior Notes will have the right to require the Company to repurchase all or any part of the Senior Notes at a purchase price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest, if any.

      The Company received $171.1 million in net proceeds from the issuance of the Senior Notes. Net proceeds of the issuance were used to redeem the aggregate principal of the Company's $125 million 8-7/8% senior subordinated notes due 2006 (the "Senior Subordinated Notes") together with an early redemption premium of 2.958%, or $3.7 million, and to repay the $22 million outstanding under the Company's bank credit facility. The remainder of the proceeds will be used for general corporate purposes.

      The Senior Subordinated Notes were redeemed on May 1, 2004 and the early redemption premium of $3.7 million was charged against earnings in the second quarter of 2004. In addition, the Company incurred an additional $0.9 million of interest expense as both the Senior Subordinated Notes and the Senior Notes were outstanding during the month of April 2004.

8. Supplemental Cash Flow Information

      The Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be cash equivalents. Interest payments were $9.0 million for the six months ended June 30, 2004 compared to $10.5 million for the six months ended June 30, 2003. Income tax payments were $1.0 million for the six months ended June 30, 2004 compared to income tax payments of $0.4 million during the six months ended June 30, 2003.

      In connection with the adoption of SFAS No. 143 in 2003, the Company recorded a non-cash increase to oil and gas properties of $10.2 million, a non-cash increase in liabilities of $11.1 million and a non-cash charge of $0.9 million as a cumulative effect of accounting change.

      Additions to oil and gas properties for the six months ended June 30, 2004 were $74.6 million. Of this amount, $70.8 million were cash expenditures and are reflected as investments in oil and gas properties on the Company's Condensed Statements of Consolidated Cash Flows. The remaining $3.8 million was made up of increases in accrued drilling cost of $4.1 million and capitalized asset retirement obligation of $0.1 million, offset by increased drilling prepayments of $0.4 million.

      Additions to oil and gas properties for the six months ended June 30, 2003 were $38.9 million. Of this amount, $36.8 million were cash expenditures and are reflected as investments in oil and gas properties on the Company's Condensed Statements of Consolidated Cash Flows. The remaining $2.1 million was made up of increases in accrued drilling cost of $6.1 million and capitalized asset retirement obligation of $0.3 million, offset by increased drilling prepayments of $4.3 million.

9.  Comprehensive Income

      The following table presents the components of comprehensive income for the three months and six months ended June 30, 2004 and 2003:

                       Three Months Ended      Six Months Ended
                              June 30,             June 30,
                       -------------------   --------------------
(Amounts in thousands)   2004       2003       2004         2003
                       --------   --------   --------    --------

Net income             $ 14,497   $ 27,301   $ 33,942    $ 41,203
Commodity hedges,
  net of tax                730        700     (1,843)      1,495
                       --------   --------   --------    --------
Comprehensive income   $ 15,227   $ 28,001   $ 32,099    $ 42,698
                       ========   ========   ========    ========

10.  New Accounting Principles

      In March 2004, the FASB issued an exposure draft that would amend SFAS No. 123 "Accounting for Stock Based Compensation" and SFAS No. 95 "Statement of Cash Flows." This exposure draft was issued to improve existing accounting rules and to provide more complete, higher quality information for investors on employee stock compensation matters. The comment period for the exposure draft ended on June 30, 2004. The exposure draft covers a wide range of equity-based arrangements including stock options. Under the FASB's proposal, share-based payments to employees, including stock options, would be treated the same as other forms of compensation by recognizing the related costs in the income statement. The expense of the award would generally be measured at fair value at the grant date. The Company is evaluating the effects that could result should this exposure draft be ratified.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following is a discussion and analysis of our financial condition and results of operations and should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q. Unless the context otherwise requires, the terms "KCS," "we," "our," or "us" refer to KCS Energy, Inc. and subsidiaries on a consolidated basis.

FORWARD-LOOKING STATEMENTS

      The information discussed in this quarterly report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included herein concerning, among other things, planned capital expenditures, increases in oil and natural gas production, the number of anticipated wells to be drilled in the future, our financial position, business strategy and other plans and objectives for future operations are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as "expect," "estimate," "project," "plan," "believe," "achievable," "anticipate" and similar terms and phrases. Although we believe that the expectations reflected in any forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including:

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

OVERVIEW

      In 2004, our plan is to continue to execute the strategies that were successful for us in 2003. Our focus is on low-risk development and exploitation drilling in our core operating areas and to commit about 12 to 15% of our capital expenditure budget to moderate-risk, higher-potential exploration prospects in the onshore Gulf Coast region. We intend to stay focused on natural gas, which we believe offers more upside potential than oil or liquids. We plan to maintain a conservative capital structure and continue to reduce debt per Mcfe by increasing our oil and gas reserve base. We will continue our disciplined hedging program designed to protect against price declines while participating to a large extent in future price increases. In this way, we endeavor to ensure that we generate a sufficient level of cash flow to carry out a capital expenditure program sufficient to at least replace our expected production and still benefit if prices rise. In June 2004, we announced an increase in our capital budget from $105 million to $125 million due to the success of our drilling program and the continued strength of natural gas and oil prices resulting in increased cash flow. We believe that these factors present us with a unique opportunity to accelerate the drilling of our prospect inventory and to increase our oil and gas production and reserves. During the first half of 2004, we incurred $74.6 million and drilled 65 wells, of which 64 were completed resulting in a 98% success rate. We plan on drilling between 45 and 65 wells during the second half of the year.

      During the first half of 2004, we further strengthened our financial condition and provided additional financial flexibility by completing a $175 million senior notes offering. The new senior notes bear interest at an annual rate of 7-1/8% and mature in 2012. The proceeds of this issuance were used to redeem the $125 million 8-7/8% senior subordinated notes due 2006 and to repay the $22 million outstanding under our bank credit facility. As of June 30, 2004, we had $9.8 million of cash on hand and $100 million of unused committed borrowing capacity under our bank credit facility. Please read Note 7 to our Condensed Consolidated Financial Statements for more information regarding our senior notes.

      In the Mid-Continent region, we concentrate our drilling programs primarily in north Louisiana, east Texas, Oklahoma (Anadarko and Arkoma basins) and west Texas. Our Mid-Continent operations provide us with a solid base for production and reserve growth. We plan to continue to exploit areas within the various basins that require low-risk exploitation wells for additional reservoir drainage. Our exploitation wells are generally step-out and extension type wells with moderate reserve potential. We have a multi-year inventory of locations in the Mid-Continent region and have increased the level of drilling in our Elm Grove, Talihina and Joaquin fields and continued the development program in our Sawyer Canyon Field. During the first half of 2004, we drilled 48 wells in this region with a success rate of 98%.

      In the Gulf Coast region, we concentrate our drilling programs primarily in south Texas. We also have working interests in several minor non-operated offshore and Mississippi salt basin properties. We conduct development programs and pursue moderate-risk, higher potential exploration drilling programs in this region. Our Gulf Coast operations have numerous exploration prospects that are expected to provide us additional growth. During the first half of 2004, we drilled 8 exploratory and 9 development wells in this region with a success rate of 100%.

RESULTS OF OPERATIONS

      For the three months ended June 30, 2004, operating income was $23.2 million compared to $20.7 million for the three months ended June 30, 2003 due to a 16% increase in natural gas and oil production as a result of our successful drilling program and a 15% increase in average realized prices, partially offset by lower non-oil and gas revenue and higher operating expenses. Income before income taxes and cumulative effect of accounting change was $15.4 million for the three months ended June 30, 2004 compared to $16.2 million for the three months ended June 30, 2003 as a result of a $3.7 million redemption premium and $0.9 million of additional interest expense associated with the early redemption of our 8-7/8% senior subordinated notes due 2006. Income tax expense was $0.9 million (primarily non-cash) for the three months ended June 30, 2004 compared to a non-cash income tax benefit of $11.1 million for the three months ended June 30, 2003 due to changes in our valuation allowance against our net deferred tax asset. Income available to common stockholders for the three months ended June 30, 2004 was $14.5 million, or $0.30 per basic share and $0.29 per diluted share, compared to $27.2 million, or $0.71 per basic share and $0.66 per diluted share, for the three months ended June 30, 2003.

      For the six months ended June 30, 2004, operating income was $47.7 million compared to $39.7 million for the six months ended June 30, 2003. This increase was primarily attributable to a 20% increase in natural gas and oil production and a 9% increase in average realized prices as a result of less production dedicated to production payment obligations, partially offset by lower non-oil and gas revenue and higher operating expenses. The $3.7 million redemption premium and interest expense of $7.4 million brought income before income taxes and cumulative effect of accounting change to $36.8 million for the six months ended June 30, 2004 compared to $30.6 million for the six months ended June 30, 2003. The significant decrease in interest expense for the six months ended June 30, 2004 to $7.4 million (including the $0.9 million additional interest expense associated with the early redemption of the senior subordinated notes) compared to $9.2 million for the six months ended June 30, 2003 reflects both substantially lower average outstanding borrowings and lower interest rates. Income tax expense was $2.9 million (primarily non-cash) for the six months ended June 30, 2004, compared to a non-cash income tax benefit of $11.6 million for the six months ended June 30, 2003 due to changes in the valuation allowance against our net deferred tax asset. During the six months ended June 30, 2003, we recorded a cumulative effect of accounting change of $0.9 million, or $0.02 per basic and diluted share, as a result of the adoption of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). Net income for the six months ended June 30, 2004 was $33.9 million, or $0.70 per basic share and $0.69 per diluted share, compared to $41.2 million, or $1.08 per basic share and $1.00 per diluted share, for the six months ended June 30, 2003.

      The following table sets forth: (i) our gross natural gas and oil production; (ii) our production net of obligations under a production payment (net production); (iii) the average realized prices received for our production; and (iv) our associated revenue for the three and six months ended June 30, 2004 and 2003.

                                      Three Months Ended        Six Months Ended
                                           June 30,                 June 30,
                                      2004         2003         2004         2003
                                    ---------    ---------    ---------    ---------
Production (a):
      Gas (MMcf)                        8,189        6,758       16,056       12,733
      Oil (Mbbl)                          197          213          390          428
      Natural Gas Liquids (Mbbl)           52           58          110          105
                                    ---------    ---------    ---------    ---------
           Total (MMcfe)                9,686        8,381       19,056       15,933
      Dedicated to Production
         Payment                       (1,332)      (1,702)      (2,745)      (3,720)
                                    ---------    ---------    ---------    ---------
           Net production (MMcfe)       8,354        6,679       16,311       12,213
                                    =========    =========    =========    =========

Average Price:
      Gas (per Mcf)                 $    5.44    $    4.81    $    5.52    $    5.14
      Oil (per bbl)                     28.16        23.97        27.63        25.73
      Natural Gas Liquids (bbl)         17.23        14.15        17.09        15.56
      Total (per Mcfe) (b)               5.26         4.58         5.32         4.90

Revenue (in thousands):
      Gas                           $  44,520    $  32,504    $  88,633    $  65,415
      Oil                               5,562        5,103       10,786       11,014
      Natural Gas Liquids                 900          815        1,877        1,640
                                    ---------    ---------    ---------    ---------
           Total                    $  50,982    $  38,422    $ 101,296    $  78,069
                                    =========    =========    =========    =========

--------

(a) Includes delivery obligations dedicated to a production payment transaction whereby in February 2001 we sold 43.1 Bcfe (38.3 Bcf of natural gas and 797 Mbbl of oil) to be delivered over 60 months (the "Production Payment"). Production includes 1,332 and 2,745 MMcfe, respectively, for the three and six months ended June 30, 2004 compared to 1,702 and 3,720 MMcfe, respectively, for the three and six months ended June 30, 2003 dedicated to the Production Payment. Please read
Note 4 to our Condensed Consolidated Financial Statements.

(b) The average realized prices reported above include the non-cash effects of volumes delivered under the Production Payment sold in 2001 as well as the unwinding of various derivative contracts terminated in 2001. These items do not generate cash to fund our operations. Excluding these items, the average realized price per Mcfe was $5.67 and $5.71 for the three and six months ended June 30, 2004, respectively, compared to $5.03 and $5.52 for the three and six months ended June 30, 2003.

Natural gas revenue

      For the three months ended June 30, 2004, natural gas revenue increased $12.0 million to $44.5 compared to $32.5 million for the same period in 2003 due to a 21% increase in production and a 13% increase in average realized prices. The production increase was primarily due to our successful drilling program.

      For the six months ended June 30, 2004, natural gas revenue increased $23.2 million to $88.6 compared to $65.4 million for the same period in 2003 due to a 26% increase in production and a 7% increase in average realized prices.

Oil and natural gas liquids revenue

      For the three months ended June 30, 2004, oil and natural gas liquids revenue increased $0.5 million to $6.5 million due to a 19% increase in the average realized price, partially offset by an 8% decrease in production.

      For the six months ended June 30, 2004 and 2003, oil and natural gas liquids revenue was $12.7 million. Average realized prices increased 7% in 2004 offset by a 6% decline in oil and natural gas liquids production.

      The decrease in oil and natural gas liquids production reflected the natural decline of our oil and natural gas liquids properties as our drilling program over the last two years has been focused almost entirely on natural gas prospects.

Other, net

      For the three months ended June 30, 2004, other, net was a loss of $0.3 million compared to other, net revenue of $4.3 million for the three months ended June 30, 2003. The $4.6 million change was primarily related to the sale of emission reduction credits in 2003. For the six months ended June 30, 2004, other, net was a loss of $0.2 million compared to other, net revenue of $5.1 million. We do not anticipate that there will be any significant sales of emission credits in the second half of 2004.

Lease operating expenses

      For the three months ended June 30, 2004, lease operating expenses increased $1.1 million to $7.2 million compared to $6.1 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, lease operating expenses increased $2.9 million, to $14.6 million, compared to $11.7 million for the six months ended June 30, 2003. The increases in the 2004 three and six-month periods were attributable to the increase in the number of producing wells as a result of our expanded drilling program, higher salt water disposal costs associated with our properties, and increased workover activity.

Production and other taxes

      For the three months ended June 30, 2004, production and other taxes increased $1.3 million to $3.3 million compared to $2.0 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, production and other taxes increased $1.2 million to $6.2 million compared to $5.1 million for the six months ended June 30, 2003. The increases in the 2004 three and six-month periods were primarily due to increased severance taxes due to higher oil and gas revenues.

General and administrative expenses

      For the three months ended June 30, 2004, general and administrative expenses increased $0.3 million to $2.2 million compared to $1.9 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, general and administrative expenses increased $0.8 million to $4.5 million compared to $3.7 million for the six months ended June 30, 2003. The increases in the 2004 three and six-month periods were primarily attributable to higher workforce costs as a result of our expanded drilling program.

Stock compensation

      Stock compensation reflects the non-cash expense associated with stock options issued in 2001 that are subject to variable accounting in accordance with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), and the non-cash expense associated with the amortization of restricted stock grants. Under variable accounting for stock options, the amount of expense recognized during a reporting period is directly related to the movement in the market price of our common stock during that period.

      For the three months ended June 30, 2004, stock compensation was $1.2 million compared to $0.3 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, stock compensation was $1.6 million compared to $0.4 million. The increases in the 2004 three and six-month periods reflect the significant increase in the market price of our common stock.

Depreciation, depletion and amortization

      We amortize our oil and gas properties using the unit-of-production method based on proved reserves. For the three months ended June 30, 2004, depreciation, depletion and amortization ("DD&A") increased $1.8 million to $13.2 million compared to $11.4 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, DD&A increased $3.9 million to $26.0 million compared to $22.1 million for the six months ended June 30, 2003. The increases in the 2004 three and six-month periods reflect the higher production associated with our expanded drilling program.

Redemption premium on early extinguishment of debt

      On May 1, 2004, we redeemed our $125 million 8-7/8% senior subordinated notes due 2006. Pursuant to the indenture, we paid an early redemption premium of 2.958%, or $3.7 million, which was charged against earnings during the three months ended June 30, 2004.

Interest expense

      For the three months ended June 30, 2004, interest expense was $4.4 million compared to $4.6 million for the three months ended June 30, 2003. The 2004 three-month period included an additional $0.9 million of interest expense as both our 8-7/8% senior subordinated notes due 2006 and our new 7-1/8% senior notes due 2012 were outstanding during the month of April 2004. Our 8-7/8% senior subordinated notes were redeemed on May 1, 2004.

      For the six months ended June 30, 2004, interest expense was $7.4 million compared to $9.2 million for the six months ended June 30, 2003. The decrease reflects lower amounts of outstanding debt and lower borrowing costs.

Income taxes

      For the three months ended June 30, 2004, the income tax provision was $0.9 million (primarily non-cash) compared to a non-cash income tax benefit of $11.1 million for the three months ended June 30, 2003. The income tax benefit in the 2003 three-month period reflects an adjustment to our valuation allowance against our net deferred tax asset as a result of the substantial improvement in our financial condition and other factors. Please read Note 3 to our Condensed Consolidated Financial Statements. For the six months ended June 30, 2004, the income tax provision was $2.9 million compared to an income tax benefit of $11.6 million for the six months ended June 30, 2003.

      We currently estimate that our annual effective tax rate for the year ending December 31, 2004 will be approximately 7.8%. The primary item affecting our annual effective tax rate determination, as compared to the U.S. corporate statutory rate of 35%, is the anticipated reduction of our valuation allowance that is currently applied against the deferred tax asset associated with our net operating losses ("NOLs"). We believe that the increased taxable income expected to be generated during 2004, in light of the favorable commodity pricing environment and other factors, will more likely than not result in the utilization of an additional portion of our unbenefited NOLs.

      Based upon the applicable provisions of SFAS No. 109, "Accounting for Income Taxes," we included the benefit associated with the realization of our NOLs in the estimated annual effective tax rate because the realization relates to additional estimated ordinary income in the current year.

      We also believe that if the current pricing environment continues, the valuation allowance on our deferred tax assets for NOLs may be further reduced.

      We estimate that we will make alternative minimum tax payments of 1 to 2% of pre-tax income in 2004.

LIQUIDITY AND CAPITAL RESOURCES

      Our liquidity and capital resources improved significantly during 2003. In January 2003, we amended and restated our bank credit facility to increase our borrowing availability and paid off our maturing senior note obligations. We also accelerated our drilling program, resulting in increased production and oil and natural gas reserves. The increase in production coupled with a strong natural gas and oil price environment resulted in a substantial increase in cash flow.

      We took several major steps during 2003 to further strengthen our financial condition, lower interest costs and provide increased financial flexibility. The balance of our outstanding Series A Convertible Preferred Stock was converted into shares of our common stock. This conversion simplified our overall capital structure and eliminated the 5% dividend obligation associated with the preferred stock. In the first quarter, we paid off our maturing senior note obligations. In the fourth quarter of 2003, we amended and restated our bank credit facility, which increased our revolving credit capacity to $100 million and significantly reduced our borrowing costs. We also completed a public offering of 6.9 million shares of our common stock and used the net proceeds of approximately $52 million to repay a portion of the borrowings under our bank credit facility and to accelerate our drilling program in certain core areas. Our successful drilling program, along with strong oil and natural gas prices and proceeds from our public common stock offering, allowed us to reduce debt during 2003 from $186.8 million, or $0.95 per Mcfe of reserves, at the beginning of the year to $142.0 million, or $0.53 per Mcfe of reserves, at the end of the year.

      In April 2004, we completed a private placement of $175 million of 7-1/8% senior notes due 2012. The proceeds of this issuance were used to redeem our $125 million 8-7/8% senior subordinated notes due 2006 and to repay the $22 million outstanding under our bank credit facility. The remainder of the proceeds will be used for general corporate purposes. On May 1, 2004, we redeemed our $125 million 8-7/8% senior subordinated notes due 2006. Pursuant to the indenture, we paid an early redemption premium of 2.958%, or $3.7 million. Please read Note 7 to our Condensed Consolidated Financial Statements for more information regarding our senior notes, including a discussion of restrictive covenants, and our bank credit facility.

      With the completion of the steps outlined above, we believe that we are positioned to capitalize on the current strong natural gas and oil price environment, to focus on developing our multi-year prospect inventory, to increase reserves and production in our core areas and to further reduce debt per Mcfe.

      Our primary cash requirements are for the exploration, development and acquisition of oil and gas properties, operating expenses and debt service.

      In June 2004, we increased our capital budget from $105 million to $125 million due to the success of our drilling program and the continued strength of natural gas and oil prices resulting in increased cash flow. During the first half of 2004, we spent $74.6 million and drilled 65 wells, of which 64 were completed resulting in a 98% success rate. We plan on drilling between 45 and 65 wells during the second half of the year. We believe that this program will be funded primarily through internally generated cash flows. The amount and allocation of our capital budget is subject to change based on operational developments, commodity prices, service costs, acquisitions and numerous other factors. Generally, we do not budget for acquisitions.

      Our net working capital position at June 30, 2004 was a deficit of $18.4 million. On that date, we had $100.0 million of availability under our bank credit facility. Working capital deficits are not unusual in our industry. We, like many other oil and gas companies, typically maintain relatively low cash reserves and use any excess cash to fund our capital expenditure program or pay down borrowings under our bank credit facility.

We believe that cash on hand, net cash generated from operations and unused committed borrowing capacity under our bank credit facility will be adequate to fund our capital budget and satisfy our liquidity needs. As of June 30, 2004, we had $9.8 million of cash on hand and $100 million of unused committed borrowing capacity under our bank credit facility available for future financing needs. In the future, we may also utilize various financing sources available to us, including the issuance of debt or equity securities under our shelf registration statement or through private placements. Our ability to complete future debt and equity offerings and the timing of these offerings will depend upon various factors including prevailing market conditions, interest rates and our financial condition.

Cash flow provided by operating activities

      For the six months ended June 30, 2004, net cash provided by operating activities was $53.2 million compared to $43.6 million for the six months ended June 30, 2003. The improvement in our cash flow during the six months ended June 30, 2004 was primarily due to a 34% increase in net production, lower interest expense and the timing of our cash receipts and disbursements.

Cash used in investing activities

      For the six months ended June 30, 2004, net cash used in investing activities was $70.9 million, substantially all of which was invested in oil and gas properties, compared to net cash used in investing activities of $37.3 million during the same period in 2003, substantially all of which was invested in oil and gas properties.

Cash from financing activities

      For the six months ended June 30, 2004, net cash provided by financing activities was $25.2 million due to the refinancing of our debt as discussed above and in Note 7 to our Condensed Consolidated Financial Statements. For the six months ended June 30, 2003, net cash used in financing activities was $11.0 million due to the net reduction in our debt during that period.

CONTRACTUAL CASH OBLIGATIONS

      The following table summarizes our future contractual cash obligations related to long-term debt as of June 30, 2004 after taking into account the issuance of the $175.0 million of 7-1/8% senior notes due 2012 as further described in Note 7 to our Condensed Consolidated Financial Statements (in thousands).

                                                   Payments due by period
                                        Less Than         1-3        3-5       More Than
                              Total       1 Year         Years      Years       5 Years
----------------------------------------------------------------------------------------
Long-term debt               $175,000        -             -          -         $175,000

      There were no other material changes outside the ordinary course of our business during the three months ended June 30, 2004 to the other items listed in the Contractual Cash Obligations table included in our annual report on Form 10-K for the year ended December 31, 2003.

NEW ACCOUNTING PRINCIPLES

      In March 2004, the FASB issued an exposure draft that would amend SFAS No. 123 "Accounting for Stock Based Compensation" and SFAS No. 95 "Statement of Cash Flows." This exposure draft was issued to improve existing accounting rules and to provide more complete, higher quality information for investors on employee stock compensation matters. The comment period for the exposure draft ended on June 30, 2004. The exposure draft covers a wide range of equity-based arrangements including stock options. Under the FASB's proposal, share-based payments to employees, including stock options, would be treated the same as other forms of compensation by recognizing the related costs in the income statement. The expense of the award would generally be measured at fair value at the grant date. We are evaluating the effects that could result should this exposure draft be ratified.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      All information and statements included in this section, other than historical information and statements, are "forward-looking statements." Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements."

COMMODITY PRICE RISK

      Our major market risk exposure is to oil and natural gas prices, which have historically been volatile. Realized prices are primarily driven by the prevailing worldwide price for crude oil and regional spot prices for natural gas production. We have utilized, and may continue to utilize, derivative contracts, including commodity price swaps, futures contracts, options contracts and price collars to manage this price risk. We do not enter into derivative or other financial instruments for trading or speculative purposes. Effective January 1, 2001, we adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". While these derivative contracts are structured to reduce our exposure to decreases in the price associated with the underlying commodity, they also limit the benefit we might otherwise receive from price increases. We maintain a system of controls that includes a policy covering authorization, reporting and monitoring of derivative activity. Please read Note 6 to our Condensed Consolidated Financial Statements for more information on our derivative contracts.

      As of June 30, 2004, we had outstanding derivative instruments covering
7.5 million MMBtu of 2004 natural gas production, 2.7 million MMbtu of 2005 natural gas production, 0.1 million barrels of 2004 oil production and 0.2 million barrels of 2005 oil production. We do not have any outstanding derivative instruments related to future production that extend beyond 2005. The following table sets forth information with respect to our open derivative contracts as of June 30, 2004.

                                                        Expected Maturity
                                             -----------------------------------
                                                             2004                      2005
                                             -----------------------------------    ----------  Fair Value as of
                                                 3rd         4th                                     June 30,
                                               Quarter     Quarter      Total          Total           2004
                                                                                                  -------------
                                                                                                 (In thousands)
Swaps:
Oil
  Volumes (bbl)                                  92,000       46,000     138,000       182,500    $     (434)
  Weighted average price ($/bbl)             $    35.40   $    30.30  $    33.70    $    34.98

Natural Gas
  Volumes (MMbtu)                             2,610,000      920,000   3,530,000     1,820,000    $   (2,833)
  Weighted average price ($/MMbtu)           $     5.71   $     5.90  $     5.76    $     5.44

Collars:
Natural Gas
  Volumes (MMbtu)                             1,840,000    1,840,000   3,680,000       450,000    $   (1,260)
Weighted average price ($/MMbtu)
    Floor                                    $     4.42   $     4.00  $     4.21    $     5.00
    Cap                                      $     6.04   $     7.52  $     6.78    $     7.42

Sold calls:
Natural Gas
  Volumes (MMbtu)                                     -      305,000     305,000       450,000    $     (454)
  Weighted average price ($/MMbtu)                    -   $     7.10  $     7.10    $     7.10

Fair value of derivatives at June 30, 2004                                                        $   (4,981)

      In addition to the information set forth in the table above, we will deliver 2.4 Bcfe during the remainder of 2004, 3.9 Bcfe in 2005 and 0.2 Bcfe in 2006 under the Production Payment and amortize deferred revenue at a weighted average price of $4.05 per Mcfe.

      In March 2004, we sold natural gas call options for proceeds of $343,525. These options are not being accounted for as hedges under SFAS No. 133 and therefore, all unrealized gains and losses related to changes in fair value and realized gains and losses are being reported in other, net on the Condensed Statements of Consolidated Income.

      Commodity Price Swaps. Commodity price swap agreements require us to make payments to, or entitle us to receive payments from, the counter parties based upon the differential between a specified fixed price and a price related to those quoted on the New York Mercantile Exchange for the period involved.

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

      We use fixed and variable rate long-term debt to finance our capital spending program and for general corporate purposes. Our variable rate debt instruments expose us to market risk related to changes in interest rates. Our fixed rate debt and the associated weighted average interest rate was $175.0 million at 7.1% on June 30, 2004 and $125.0 million at 8.9% on December 31,
2003 and June 30, 2003. Our variable rate debt and weighted average interest rate was $17.0 million at 3.6% on December 31, 2003 and $54.0 million at 7.8% on June 30, 2003. We did not have any outstanding variable rate debt as of June 30, 2004.

      On April 1, 2004, we issued $175.0 million of 7-1/8% senior notes due April 1, 2012. Please read Note 7 to our Condensed Consolidated Financial Statements (Unaudited) for more information on the senior notes. The table below presents our debt obligations and related average interest rates expected by maturity date as of June 30, 2004 (dollars in millions).

                                                                AS OF JUNE 30, 2004
                                -----------------------------------------------------------------------------------
                                                EXPECTED MATURITY DATE                                   FAIR VALUE
                                ---------------------------------------------------------      -----     ----------
                                2004      2005      2006      2007     2008   THEREAFTER       TOTAL
                                ----      ----      ----      ----     ----   ----------       -----
Long-term debt
       Fixed rate                 -        -          -        -        -     $    175.0      $  175.0     $172.6
       Average interest rate      -        -          -        -        -          7.125%        7.125%         -
       Variable rate              -        -          -        -        -              -             -          -
       Average interest rate      -        -          -        -        -              -             -          -

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      Note 11 (Litigation) to our Condensed Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2003 is incorporated herein by reference.

ITEM 2. CHANGE IN SECURITIES.

      On April 1, 2004, we issued $175 million of 7-1/8% senior notes due April 1, 2012 (the "Senior Notes"). The Senior Notes were initially sold in a private placement in reliance upon the exemptions from registration in Rule 144A and Regulation S of the Securities Act of 1933. We received $171.1 million in net proceeds from the issuance of the Senior Notes. Net proceeds of the issuance were used to redeem the aggregate principal of our $125 million 8-7/8% senior subordinated notes due 2006 together with an early redemption premium of 2.958%, or $3.7 million, and to repay the $22 million outstanding under our bank credit facility. The remainder of the proceeds will be used for general corporate purposes.

      The Senior Notes bear interest at a rate of 7-1/8% per annum with interest payable semi-annually on April 1 and October 1, beginning on October 1, 2004. We may redeem the Senior Notes at our option, in whole or in part, at any time on or after April 1, 2008 at a price equal to 100% of the principal amount plus accrued and unpaid interest, if any, plus a specified premium which decreases yearly from 3.563% in 2008 to 0% in 2010 and thereafter. In addition, at any time prior to April 1, 2007, we may redeem up to a maximum of 35% of the aggregate principal amount with the net cash proceeds of one or more equity offerings at a price equal to 107.125% of the principal amount, plus accrued and unpaid interest. The Senior Notes are senior unsecured obligations and rank subordinate in right of payment to all existing and future secured debt, including secured debt under our bank credit facility, and will rank equal in right of payment to all existing and future senior indebtedness.

      The Senior Notes are jointly and severally and fully and unconditionally guaranteed on a senior unsecured basis by all of our current subsidiaries. KCS Energy, Inc., the issuer of the Senior Notes, has no independent assets or operations apart from the assets and operations of its subsidiaries.

      The indenture governing the Senior Notes contains covenants that, among other things, restricts or limits our ability and the ability of our subsidiary guarantors to: (i) borrow money; (ii) pay dividends on stock; (iii) purchase or redeem stock or subordinated indebtedness; (iv) make investments; (v) create liens; (vi) enter into transactions with affiliates; (vii) sell assets; and
(viii) merge with or into other companies or transfer all or substantially all of our assets.

      In addition, upon the occurrence of a change of control (as defined in the indenture governing the Senior Notes), the holders of the Senior Notes will have the right to require us to repurchase all or any part of the Senior Notes at a purchase price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest, if any.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            We held our Annual Meeting of Stockholders on May 27, 2004 in Houston, Texas to elect two directors. Both nominated directors were elected and will serve a three-year term expiring in 2007.

            (a)   Directors elected at the Annual Meeting:

                           Votes in Favor             Votes Withheld
                           --------------             --------------
G. Stanton Geary            43,438,626                   1,082,579
Robert G. Raynolds          43,324,386                   1,196,819

            (b)   Directors with terms of office continuing after the Annual
                  Meeting:

                  Directors with terms expiring in 2005

                    James W. Christmas
                    Joel D. Siegel
                    Christopher A. Viggiano

                  Directors with terms expiring in 2006

                    William N. Hahne
                    James L. Bowles

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits.

            4.1 Indenture, dated as of April 1, 2004, among KCS Energy, Inc., certain of its subsidiaries and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the quarterly report on Form 10-Q (File No. 001-13781) filed with the SEC on May 10, 2004).*

            4.2   Form of 7-1/8% Senior Note due 2012 (included in Exhibit
                  4.1).*

            10.1 Registration Rights Agreement, dated April 1, 2004, by and among KCS Energy, Inc., KCS Resources, Inc., Medallion California Properties Company, KCS Energy Services, Inc., Proliq, Inc., Credit Suisse First Boston LLC, Merill Lynch, Pierce, Fenner & Smith, Incorporated, Jefferies & Company, Inc., Harris Nesbitt Corp., Banc One Capital Markets, Inc., and BNB Paribas Securities Corp. (incorporated by reference to
                  Exhibit 10.2 to the quarterly report on Form 10-Q (File No. 001-13781) filed with the SEC on May 10, 2004).*

            31.1 Certification of James W. Christmas, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

            31.2 Certification of Joseph T. Leary, Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

            32.1 Certification of James W. Christmas, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

            32.2 Certification of Joseph T. Leary, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.+

---------------------------
      + Filed herewith.

      * Incorporated by reference.

      (b)   Reports on Form 8-K.

            On April 1, 2004, we filed a report on Form 8-K under Item 5, Other Events, announcing the closing of a private placement $175 million of our 7-1/8% senior notes due 2012.

            On May 10, 2004, we furnished a report on Form 8-K under Item 12, Results of Operations and Financial Condition, reporting the issuance of a press release announcing our financial and operating results for the three months ended March 31, 2004.

            On June 8, 2004, we filed a report on Form 8-K under Item 5, Other Events, announcing an increase in our 2004 capital budget.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 KCS ENERGY, INC.

Date: August 9, 2004             /s/ Frederick Dwyer
                                 -----------------------------------------------
                                     Frederick Dwyer
                                     Vice President, Controller and Secretary
                                     (Signing on behalf of the registrant and
                                     as Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
  No.                                    Description
------                                   -----------
4.1      Indenture, dated as of April 1, 2004, among KCS Energy, Inc., certain of its subsidiaries and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the quarterly report on Form 10-Q (File No.
         001-13781) filed with the SEC on May 10, 2004).*

4.2      Form of 7-1/8% Senior Note due 2012 (included in Exhibit 4.1).*

10.1     Registration Rights Agreement, dated April 1, 2004, by and among KCS
         Energy, Inc., KCS Resources, Inc., Medallion California Properties
         Company, KCS Energy Services, Inc., Proliq, Inc., Credit Suisse First
         Boston LLC, Merill Lynch, Pierce, Fenner & Smith, Incorporated,
         Jefferies & Company, Inc., Harris Nesbitt Corp., Banc One Capital
         Markets, Inc., and BNB Paribas Securities Corp. (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q (File
         No. 001-13781) filed with the SEC on May 10, 2004).*

31.1     Certification of James W. Christmas, Chairman and Chief Executive
         Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2     Certification of Joseph T. Leary, Vice President and Chief Financial
         Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1     Certification of James W. Christmas, Chairman and Chief Executive
         Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.+

32.2     Certification of Joseph T. Leary, Chief Financial Officer, pursuant to
         18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

------------------
+ Filed herewith.

* Incorporated by reference.