Form 10-Q
period 2005-03-31
KCS ENERGY INC
filed 2005-05-10
CIK 832820

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2005

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ to ___________

                        Commission file number: 001-13781

                                KCS ENERGY, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                     22-2889587
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

5555 San Felipe Road, Suite 1200, Houston, Texas           77056
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

      Number of shares of common stock, par value $0.01 per share, outstanding as of May 3, 2005: 49,816,147.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                  (Amounts in thousands, except per share data)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2005           2004
                                                      ---------      ---------
Oil and natural gas revenue                           $  66,282      $  50,314
Other, net                                               (1,440)           130
                                                      ---------      ---------
         Total revenue and other                         64,842         50,444
                                                      ---------      ---------
Operating costs and expenses
     Lease operating expenses                             7,516          7,433
     Production and other taxes                           3,043          2,896
     General and administrative expenses                  2,773          2,283
     Stock compensation                                     360            342
     Accretion of asset retirement obligation               241            257
     Depreciation, depletion and amortization            17,777         12,789
                                                      ---------      ---------
         Total operating costs and expenses              31,710         26,000
                                                      ---------      ---------
Operating income                                         33,132         24,444
Interest and other income                                    18              4
Interest expense                                         (3,319)        (3,021)
                                                      ---------      ---------
Income before income taxes                               29,831         21,427
Federal and state income tax expense                    (10,411)        (1,982)
                                                      ---------      ---------
Net income                                            $  19,420      $  19,445
                                                      =========      =========
Earnings per share of common stock - basic            $    0.39      $    0.40
                                                      =========      =========
Earnings per share of common stock- diluted           $    0.39      $    0.39
                                                      =========      =========
Average shares outstanding for computation
     of earnings per share
     Basic                                               49,542         48,646
                                                      =========      =========
     Diluted                                             50,095         49,427
                                                      =========      =========

   The accompanying notes are an integral part of these financial statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (Amounts in thousands, except share and per share data)

                                                                          March 31,     December 31,
                                                                            2005           004
                                                                         ----------     -----------
ASSETS
Current assets
    Cash and cash equivalents                                            $    2,501     $    6,613
    Trade accounts receivable, less allowance for doubtful accounts
      of $4,908 in 2005 and $4,880 in 2004                                   38,073         35,173
    Prepaid drilling                                                          1,958            510
    Other current assets                                                      2,879          3,549
                                                                         ----------     ----------
      Current assets                                                         45,411         45,845
                                                                         ----------     ----------
Property, plant and equipment
    Oil and gas properties, full cost method, less
      accumulated DD&A - 2005 $1,007,483; 2004 $989,930                     436,906        393,217
    Other property, plant and equipment, at cost less
      accumulated depreciation - 2005 $12,773; 2004 $12,549                   7,678          7,788
                                                                         ----------     ----------
      Property, plant and equipment, net                                    444,584        401,005
                                                                         ----------     ----------
Deferred charges and other assets
    Deferred taxes                                                           30,576         31,713
    Other                                                                    13,759          8,745
                                                                         ----------     ----------
      Deferred charges and other assets                                      44,335         40,458
                                                                         ----------     ----------
TOTAL ASSETS                                                             $  534,330     $  487,308
                                                                         ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                     $   33,214     $   38,772
    Accrued interest                                                          6,238          3,118
    Accrued drilling cost                                                    33,097         21,922
    Derivative liabilities                                                   23,055             --
    Other accrued liabilities                                                 7,487         10,775
                                                                         ----------     ----------
      Current liabilities                                                   103,091         74,587
                                                                         ----------     ----------
Deferred credits and other non-current liabilities
    Deferred revenue                                                         12,719         17,326
    Asset retirement obligation                                              12,773         12,655
    Derivative liabilities                                                    4,385             --
    Other                                                                       691            691
                                                                         ----------     ----------
      Deferred credits and other non-current liabilities                     30,568         30,672
                                                                         ----------     ----------
Long-term debt
    Credit facility                                                          13,000             --
    Senior notes                                                            175,000        175,000
                                                                         ----------     ----------
      Long-term debt                                                        188,000        175,000
                                                                         ----------     ----------
Commitments and contingencies
Stockholders' equity
    Common stock, par value $0.01 per share, authorized
    75,000,000 shares; issued 51,981,077 and 51,395,536, respectively           520            514
    Additional paid-in capital                                              245,932        241,545
    Accumulated deficit                                                      (8,777)       (28,197)
    Unearned compensation                                                    (2,988)        (1,225)
    Accumulated other comprehensive loss                                    (17,275)          (847)
    Less treasury stock, 2,167,096 shares, at cost                           (4,741)        (4,741)
                                                                         ----------     ----------
      Total Stockholders' equity                                            212,671        207,049
                                                                         ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $  534,330     $  487,308
                                                                         ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (Dollars in thousands)

                                                      For the Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                           2005          2004
                                                        ---------     ---------
Cash flows from operating activities:
   Net income                                           $  19,420     $  19,445
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation, depletion and amortization            17,777        12,789
       Amortization of deferred revenue                    (4,607)       (5,827)
       Deferred income tax expense                          9,983         1,582
       Accretion of asset retirement obligation               241           257
       Non-cash losses on derivative instruments            2,411         1,135
       Stock compensation                                     360           342
       Other non-cash charges and credits, net                767           170
   Net changes in assets and liabilities:
       Trade accounts receivable                           (2,928)         (265)
       Other current assets                                  (222)          831
       Accounts payable and accrued liabilities            (8,817)        1,605
       Accrued interest                                     3,120        (2,774)
       Other, net                                             567          (689)
                                                        ---------     ---------
Net cash provided by operating activities                  38,072        28,601
                                                        ---------     ---------
Cash flows from investing activities:
   Investment in oil and gas properties                   (56,141)      (32,073)
   Proceeds from the sale of oil and gas properties            12           152
   Investment in other property, plant and equipment         (114)         (143)
                                                        ---------     ---------
Net cash used in investing activities                     (56,243)      (32,064)
                                                        ---------     ---------
Cash flows from financing activities:
   Proceeds from borrowings                                13,000         5,000
   Other, net                                               1,059           447
                                                        ---------     ---------
Net cash proved by financing activities                    14,059         5,447
                                                        ---------     ---------
Increase (decrease) in cash and cash equivalents           (4,112)        1,984
Cash and cash equivalents at beginning of year              6,613         2,178
                                                        ---------     ---------
Cash and cash equivalents at end of year                $   2,501     $   4,162
                                                        =========     =========

   The accompanying notes are an integral part of these financial statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
            CONDENSED STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY

                                                                                                     Accumulated
                                                             Additional                                 Other
                                                  Common      Paid-in    Accumulated    Unearned    Comprehensive
                                                  Stock       Capital      Deficit    Compensation      Loss
                                                ---------    ---------    ---------     ---------     ---------
                                                                    (Dollars in thousands)
Balance at December 31, 2004                    $     514    $ 241,545    $ (28,197)    $  (1,225)    $    (847)
  Comprehensive income
    Net income                                         --           --       19,420            --            --
    Commodity hedges, net of tax                       --           --           --            --       (16,428)

  Comprehensive income

  Stock isuances - exercise of warrants                 2          798
  Stock isuances - exercise of stock options            2        1,003           --            --            --
  Stock issuances - benefit plans and
    awards of restricted stock                          2        2,552           --        (2,089)           --
  Stock compensation expense                           --           34           --           326            --
                                                ---------    ---------    ---------     ---------     ---------
Balance at March 31, 2005                       $     520    $ 245,932    $  (8,777)    $  (2,988)    $ (17,275)
                                                =========    =========    =========     =========     =========


                                                                             Stock-
                                                Treasury    Comprehensive   holders
                                                  Stock        Income        Equity
                                                ---------     ---------    ---------

Balance at December 31, 2004                    $  (4,741)                 $ 207,049
  Comprehensive income
    Net income                                         --     $  19,420       19,420
    Commodity hedges, net of tax                       --       (16,428)     (16,428)
                                                              ---------
  Comprehensive income                                        $   2,992
                                                              =========
  Stock isuances - exercise of warrants                                          800
  Stock isuances - exercise of stock options           --                      1,005
  Stock issuances - benefit plans and
    awards of restricted stock                         --                        465
  Stock compensation expense                           --                        360
                                                ---------                  ---------
Balance at March 31, 2005                       $  (4,741)                 $ 212,671
                                                =========                  =========

                        KCS ENERGY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

      The condensed consolidated interim financial statements included herein have been prepared by KCS Energy, Inc. ("KCS" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and reflect all adjustments which are of a normal recurring nature and which are, in the opinion of management, necessary for a fair presentation of the interim results. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented herein not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Certain previously reported amounts have been reclassified to conform with current period presentations. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

2. Income Taxes

      There were no state or federal income tax payments made during the three months ended March 31, 2005. Federal alternative minimum tax payments, or AMT, of $0.4 million were made during the three months ended March 31, 2004. No state income tax payments were made during the three months ended March 31, 2004.

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

      The determination to establish and adjust a valuation allowance requires significant judgment as the estimates used in preparing budgets, forecasts and reserve reports are inherently imprecise and subject to substantial revision as a result of changes in the outlook for prices, production volumes and costs, among other factors. It is difficult to predict with precision the timing and amount of taxable income the Company will generate in the future. Accordingly, while the Company's current net operating loss carryforwards aggregating approximately $162 million as of December 31, 2004 have remaining lives ranging from 14 to 18 years, management examines a much shorter time horizon, usually two to three years, when projecting estimates of future taxable income and making the determination as to whether a valuation allowance is required.

      In the fourth quarter of 2004, based on the aforementioned analysis and the Company's belief that the future outlook for continued generation of taxable income is positive based on existing available information, including current prices quoted on the New York Mercantile Exchange, the Company reversed the remainder of the valuation allowance against net deferred income tax assets. Accordingly, beginning January 1, 2005, the Company resumed recording its book income tax provision at the statutory corporate income tax rate of 35%. However, the Company will continue to utilize its net operating loss carryforwards to offset taxable income and will be subject only to AMT in 2005.

3. Earnings Per Share

      Basic earnings per share of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock reflects the potential dilution that could occur if the Company's dilutive outstanding stock options and warrants were exercised using the average common stock price for the period.

The following table sets forth the computation of basic and diluted earnings per share:

                                                      For the Three Months Ended
                                                              March 31,
(amounts in thousands                                 --------------------------
except per share data)                                    2005         2004
----------------------------------------------------    --------     --------
Net income                                              $ 19,420     $ 19,445
                                                        --------     --------
Basic earnings per share:
  Average shares of common stock outstanding              49,542       48,646
                                                        --------     --------
Basic earnings per share                                $   0.39     $   0.40
                                                        ========     ========
Diluted earnings per share:
  Average shares of common stock outstanding              49,542       48,646
  Stock options and warrants                                 553          781
                                                        --------     --------
  Average diluted shares of common stock outstanding      50,095       49,427
                                                        --------     --------
Diluted earnings per share                              $   0.39     $   0.39
                                                        ========     ========

4. Stock Compensation

      The cost of awards of restricted stock, determined as the market value of the shares as of the date of grant, is expensed ratably over the restricted period. Stock options issued under the Company's 2001 Employee and Directors Stock Plan within six months of the cancellation of options in connection with the Company's plan of reorganization are subject to variable accounting in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" until exercised. Under variable accounting for stock options, the amount of expense recognized during a reporting period is directly related to the movement in the market price of the Company's common stock during that period. Stock compensation was $0.4 million for the three months ended March 31, 2005 compared to $0.3 million for the three months ended March 31, 2004.

      As permitted under Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation," as amended ("SFAS No. 123"), the Company has elected to continue to account for stock options under the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Under this method, the Company does not record any compensation expense for stock options granted if the exercise price of those options is equal to or greater than the market price of the Company's common stock on the date of grant, unless the awards are subsequently modified. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123.

                                                     For the Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                         2005          2004
                                                       --------      --------
                                                    (amounts in thousands except
                                                          per share data)

  Net income ...................................       $ 19,420      $ 19,445
  Add: Stock-based compensation expense
    included in reported net income ............            234           342
  Deduct: Total stock-based employee
     compensation expense determined
     under fair value based method for
     all awards ................................           (477)         (554)
                                                       --------      --------
  Pro forma net income .........................       $ 19,177      $ 19,233
                                                       ========      ========
Basic earnings per share:
                                                       --------      --------
  Average shares outstanding ...................         49,542        48,646
                                                       --------      --------
    Basic - as reported ........................       $   0.39      $   0.40
    Basic - pro forma ..........................       $   0.39      $   0.40
Diluted earnings  per share:
                                                       --------      --------
  Average diluted shares outstanding ...........         50,095        49,427
                                                       --------      --------
    Diluted - as reported ......................       $   0.39      $   0.39
    Diluted - pro forma ........................       $   0.38      $   0.39

5. Deferred Revenue

      In February 2001, the Company entered into a production payment transaction whereby it sold 43.1 Bcfe (38.3 Bcf of gas and 797,000 barrels of oil) to be delivered over 60 months (the "Production Payment"). Net proceeds from the Production Payment of approximately $175 million were recorded as deferred revenue on the Company's balance sheet. Deliveries under the Production Payment are recorded as oil and gas revenue with a corresponding reduction of deferred revenue at the average discounted price per Mcf of natural gas and per barrel of oil received when the Production Payment was sold. The Company also reflects the production volumes and depletion expense as deliveries are made. However, the associated oil and gas reserves are excluded from the Company's reserve data. For the three months ended March 31, 2005, the Company delivered
1.1 Bcfe and recorded $4.6 million of oil and gas revenue. This compares to Production Payment deliveries of 1.4 Bcfe and $5.8 million of oil and gas revenue for the three months ended March 31, 2004. From the sale of the Production Payment in February 2001 to March 31, 2005, the Company had delivered
40.0 Bcfe, or 93% of the total quantity to be delivered.

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

      As of March 31, 2005, we had outstanding  derivative  instruments covering
14.6 million MMBtu of 2005 natural gas production, 10.2 million MMbtu of 2006 natural gas production, 0.9 million MMbtu of 2007 natural gas production and 0.3 million barrels of 2005 - 2006 oil production. The following table sets forth information with respect to our open derivative contracts as of March 31, 2005.

                                                       Expected Maturity                                               Fair Value as
                                                            2005                                2006           2007     of March 31,
                                     ----------------------------------------------------     --------       -------       2005
                                        2nd           3rd           4th                        For the         1st    --------------
                                      Quarter       Quarter       Quarter        Total          Year         Quarter  (In thousands)
                                      -------       -------       -------        -----          ----         -------
Swaps:
Oil
 Volumes (bbl)                         100,000       104,000        73,250        277,250        48,000           --    $  (4,264)
 Weighted average price ($/bbl)     $    43.39    $    43.18    $    40.31    $     42.50    $    46.18           --

Natural Gas
 Volumes (MMbtu)                     4,700,000     4,165,000     3,700,000     12,565,000     8,870,000      900,000    $ (19,701)
 Weighted average price ($/MMbtu)   $     6.48    $     6.82    $     7.45           6.88    $     7.13     $   7.29

Collars:
Natural Gas
  Volumes (MMbtu)                      455,000       460,000       460,000      1,375,000       450,000           --    $  (1,419)
  Weighted average price ($/MMbtu)
      Floor                         $     5.50    $     5.50    $     5.50    $      5.50    $     6.75           --
      Cap                           $     7.61    $     7.61    $     7.61    $      7.61    $     8.25           --

Sold calls:
Natural Gas
  Volumes (MMbtu)                           --            --       610,000        610,000       900,000(1)        --    $  (2,056)
  Weighted average price ($/MMbtu)  $       --            --    $     8.00    $      8.00          8.00           --

Fair value of derivatives at March 31, 2005.                                                                            $ (27,440)


----------
(1)   First quarter only.

      The fair value of the Company's derivative instruments are reflected as assets or liabilities in the Company's financial statements as presented in the following table.

                                                                  March 31, 2005
                                                                  --------------
                                                                  (in thousands)
           Derivative liabilities-current                           $  23,055
           Derivative liabilities-non-current                           4,385
                                                                    ---------
           Fair value of derivatives at March 31, 2005              $  27,440
                                                                    =========

      In addition to the information set forth in the first table above, the Company will deliver 2.8 Bcfe during the remainder of 2005 and 0.3 Bcfe in 2006 under the Production Payment and amortize deferred revenue with respect to such deliveries at a weighted average discounted price of $4.05 per Mcfe.

      Reflected in the first table above are natural gas call options covering 1,510,000 MMbtu of natural gas production that were sold for proceeds of $1.2 million. These options do not qualify for hedge accounting treatment under SFAS No. 133 and therefore realized and all unrealized gains and losses related to changes in fair value are being reported in Other, net on the Condensed Statements of Consolidated Income. Unrealized losses associated with these sold call options were $0.8 million for the three months ended March 31, 2005.

      As of March 31, 2005, the Company had approximately $17.3 million of derivative losses, net of tax, recorded in Accumulated Other Comprehensive Income (Loss) ("AOCI") which included losses associated with terminated commodity derivatives and other commodity derivatives. The following table recaps the balance of AOCI at March 31, 2005 on both a pre-tax and after-tax basis.

                                                         Pre-tax      After-tax
                                                        ---------     ---------
                                                             (In thousands)
         Terminated commodity derivatives (a)           $  (2,269)    $  (1,475)
         Other commodity derivatives (b)                  (24,308)      (15,800)
                                                        ---------     ---------
         AOCI at March 31, 2005                         $ (26,577)    $ (17,275)
                                                        =========     =========

      (a) During 2001, the Company terminated certain commodity derivative instruments and recognized a charge to AOCI. As the original forecasted transaction occurs, this loss is reclassified as a charge against earnings. The following table details the activity of these terminated commodity instruments on both a pre-tax and after-tax basis.

                                                         Pre-tax      After-tax
                                                        ---------     ---------
                                                             (In thousands)
         Balance included in AOCI, December 31, 2004    $  (3,026)    $  (1,967)
         Reclassified as a charge against earnings            757           492
                                                        ---------     ---------
         Balance included in AOCI, March 31, 2005       $  (2,269)    $  (1,475)
                                                        =========     =========

      All of the $1.5 million after-tax loss remaining in AOCI at March 31, 2005 related to the terminated commodity derivatives will be reclassified as a charge against earnings during the remainder of 2005.

      (b) The Company also has other commodity derivatives, which were accounted for as hedges under SFAS No. 133. The following table details the activity of those commodity derivatives on both a pre-tax and after-tax basis.

                                                         Pre-tax      After-tax
                                                        ---------     ---------
                                                             (In thousands)
         Balance included in AOCI, December 31, 2004    $   1,723     $   1,120
         Reclassified into earnings                          (747)         (486)
         Change in fair market value                      (25,722)      (16,719)
         Ineffective portion of hedges                        438           285
                                                        ---------     ---------
         Balance included in AOCI, March 31, 2005       $ (24,308)    $ (15,800)
                                                        =========     =========

7. Debt

      The following table sets forth information regarding the Company's outstanding debt.

                                                        March 31,   December 31,
                                                          2005          2004
                                                       ----------   ------------
                                                         (Amounts in thousands)
         Bank Credit Facility                          $   13,000    $       --
         7-1/8% Senior Notes                              175,000       175,000
                                                       ----------    ----------
                                                          188,000       175,000
         Classified as short-term debt                         --            --
                                                       ----------    ----------
         Long-term debt                                $  188,000    $  175,000
                                                       ==========    ==========

      Bank Credit Facility. On March 31, 2005, the Company amended its bank credit facility to, among other things, increase the maximum commitment amount from $100 million to $250 million, extend the maturity date to March 31, 2009, and permit an additional $125 million of indebtedness for money borrowed. In connection with the amended bank credit facility, the lenders increased the borrowing base, which is redetermined semi-annually and may be adjusted based on the lenders' valuation of the Company's oil and natural gas reserves and other factors, from $100 million to $185 million. The borrowing base is automatically reduced by an amount equal to a specified percentage of the net proceeds from the issuance of any additional indebtedness that is not applied to refinance existing public indebtedness. As a result of the Senior Notes offering discussed below, the borrowing base was automatically reduced by $20 million to $165 million.

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

      As of March 31, 2005, $13.0 million was outstanding under the bank credit facility and $172 million of unused borrowing capacity was available for future financing needs. The Company was in compliance with all covenants under the bank credit facility as of that date.

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

      The Senior Notes (as well as the Additional Notes discussed below) are jointly and severally and fully and unconditionally guaranteed on a senior unsecured basis by all of the Company's current subsidiaries. KCS Energy, Inc., the issuer of the Senior Notes, has no independent assets or operations apart from the assets and operations of its subsidiaries.

      The indenture governing the Senior Notes contains covenants that, among other things, restrict or limit the ability of the Company and the subsidiary guarantors to: (i) borrow money; (ii) pay dividends on stock; (iii) purchase or redeem stock or subordinated indebtedness; (iv) make investments; (v) create liens; (vi) enter into transactions with affiliates; (vii) sell assets; and
(viii) merge with or into other companies or transfer all or substantially all of the Company's assets.

      In addition, upon the occurrence of a change of control (as defined in the indenture governing the Senior Notes), the holders of the Senior Notes will have the right to require the Company to repurchase all or any part of the Senior Notes at a purchase price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest, if any.

      The Company received $171.1 million in net proceeds from the issuance of the Senior Notes. Net proceeds of the issuance were used to redeem the aggregate principal amount of the Company's $125 million 8-7/8% senior subordinated notes due 2006 (the "Senior Subordinated Notes") together with an early redemption premium of $3.7 million, to repay the $22 million outstanding under the Company's bank credit facility, and for general corporate purposes.

      The Senior Subordinated Notes were redeemed on May 1, 2004 and the early redemption premium of $3.7 million was charged against earnings in the second quarter of 2004. In addition, the Company incurred an additional $0.9 million of interest expense as both the Senior Subordinated Notes and the Senior Notes were outstanding during the month of April 2004.

      Subsequent Event. On April 8, 2005, the Company consummated a private placement of $100 million aggregate principal amount of 7-1/8% Senior Notes due 2012 (the "Additional Notes"). In connection therewith, the Company entered into a supplemental indenture that amended the indenture governing the Senior Notes so that the Additional Notes would form a single class of securities with the Senior Notes. All other material terms of the original indenture, as described above, remain the same. The Additional Notes were issued at 100.625% of the face amount. The net proceeds from the private placement of approximately $98 million were used to finance the $86.9 million acquisition of oil and gas properties and related assets located primarily in the Company's North Louisiana-East Texas core operating area, to repay outstanding borrowings under the bank credit facility and for general corporate purposes.

8. Supplemental Cash Flow Information

      The Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be cash equivalents. Interest payments were less than $0.1 million for the three months ended March 31, 2005 compared to $5.7 million for the three months ended March 31, 2004.

9. Comprehensive Income

      The following table presents the components of comprehensive income for the three months ended March 31, 2005 and 2004:

                                                  Three Months Ended
                                                       March 31,
                                                -----------------------
               (Amounts in thousands)              2005          2004
            ----------------------------        ---------     ---------

            Net income                          $  19,420     $  19,445

            Commodity hedges,
               net of tax                         (16,428)       (2,573)

                                                ---------     ---------
            Comprehensive income                $   2,992     $  16,872
                                                =========     =========

10. Subsequent Event

      On April 13, 2005, the Company completed an acquisition of oil and gas properties and related assets located primarily in the Company's North Louisiana-East Texas core operating area for $86.9 million. The acquisition included internally estimated proved reserves of 47 Bcfe associated with 137 producing wells and 81 proved undeveloped drilling locations and additional acreage with an estimated 185 drilling locations for which no proved reserves have been assigned. The acquisition was financed with proceeds from the private placement of 7-1/8% Senior Notes due 2012 described in Note 7 to Condensed Consolidated Financial Statements.

11. New Accounting Principles

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

      The Company plans to adopt SFAS 123(R) on January 1, 2006. The impact of adoption of SFAS 123(R) on the Company's results of operations cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the table in Note 4 above. SFAS 123(R) will have no impact on the Company's overall financial position.

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

      o the numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and actual future production rates and associated costs;

      o     our  ability  to  successfully  identify,   execute  or  effectively
            integrate future acquisitions;

      o the usual hazards associated with the oil and gas industry (including fires, natural disasters, well blowouts, adverse weather conditions, pipe failure, spills, explosions and other unforeseen hazards);

      o our ability to effectively transport and market our oil and natural gas;

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

      o     our outstanding indebtedness;

      o continued hostilities in the Middle East and other sustained military campaigns and acts of terrorism or sabotage; and

      o     if underlying assumptions prove incorrect.

      These and other risks are described in greater detail in the section entitled "Business - Risk Factors" included in our annual report on Form 10-K for the year ended December 31, 2004. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Other than as required under the securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

Overview

      In the year ended December 31, 2004, we drilled a record 130 wells, of which 126 were completed, resulting in a 97% success rate and significantly increased production and reserves. In 2004, gross production increased 15%, to 40 Bcfe, while net production after production payment delivery obligations that do not contribute to cash flow from operating activities increased 25% compared to 2003. Natural gas and oil reserves increased 22% to 328 Bcfe as of December 31, 2004 compared to 268 Bcfe as of December 31, 2003. In total, we added 94.5 Bcfe of proved reserves during 2004, of which 97% was through the drill bit. Total oil and gas capital expenditures were $166.7 million.

      In 2005, we plan to continue to execute our strategies of focusing on low-risk development and exploitation drilling in our core operating areas and to commit approximately 15% to 20% of our capital expenditure budget to moderate-risk, higher-potential exploration prospects primarily in the onshore Gulf Coast region. We significantly added to our hedged positions during the first quarter of 2005 and will continue our disciplined hedging program designed to protect against price declines while participating to a large extent in future price increases. In this way, we endeavor to ensure that we generate a sufficient level of cash flow to carry out a capital expenditure program sufficient to at least replace our expected production and still benefit if prices rise. Please read Note 6 to our Condensed Consolidated Financial Statements for more information regarding our hedging activities. We plan to maintain a conservative capital structure and the financial flexibility to capitalize on growth opportunities when they become available.

      The execution of these strategies was evident in our first quarter results. During the three months ended March 31, 2005, we drilled 62 wells, of which 59 were successful, resulting in a 95% success rate. We further strengthened our financial flexibility during the first quarter of 2005 by amending our bank credit facility to, among other things, increase the maximum commitment amount from $100 million to $250 million, extend the maturity date to March 31, 2009, and permit an additional $125 million of indebtedness for money borrowed.

In connection with the amended facility, the lenders increased the borrowing base, which is redetermined semi-annually and may be adjusted based on the lenders' valuation of the Company's oil and natural gas reserves and other factors, from $100 million to $185 million. The borrowing base is automatically reduced by an amount equal to a specified percentage of the net proceeds from the issuance of any additional indebtedness that is not applied to refinance existing public indebtedness. As a result of the private placement of Senior Notes discussed below, the borrowing base was automatically reduced by $20 million to $165 million. Following the private placement, there were no amounts outstanding under the bank credit facility and $165 million of unused borrowing capacity was available for future financing needs.

      On April 13, 2005, we completed an acquisition of oil and gas properties and related assets located primarily in our North Louisiana - East Texas core operating area for $86.9 million. The acquisition included internally estimated proved reserves of 47 Bcfe associated with 137 producing wells and 81 proved undeveloped drilling locations and additional acreage with an estimated 185 drilling locations for which no proved reserves have been assigned. The acquisition is consistent with our strategy of focus on core areas and growth through drilling.

On April 8, 2005, we completed a private placement of $100 million aggregate principal amount of 7-1/8% Senior Notes due 2012. The net proceeds from the private placement of approximately $98 million were used to finance the acquisition discussed above, to repay outstanding borrowings under our bank credit facility and for general corporate purposes. Please read Note 7 to Condensed Consolidated Financial Statements.

In the Mid-Continent region, we concentrate our drilling programs primarily in north Louisiana, east Texas, Oklahoma (Anadarko and Arkoma basins) and west Texas. Our Mid-Continent operations provide us with a solid base for production and reserve growth. We plan to continue to exploit areas within the various basins that require low-risk exploitation wells for additional reservoir drainage. Our exploitation wells are generally step-out and extension type wells with moderate reserve potential. In 2005, we plan to drill 90 to 115 wells in this region, approximately half of which are planned in the Elm Grove Field which is our largest field. We will also pursue drilling in the Sawyer Canyon, Joaquin, Terryville and Talihina fields and have budgeted $20 million to commence development of the recently acquired properties discussed above. For the three months ended March 31, 2005, we drilled 39 wells in this region, of which 38 were completed, resulting in a 97% success rate.

In the Gulf Coast region, we concentrate our drilling programs primarily in onshore south Texas. We also have working interests in several minor non-operated offshore and Mississippi salt basin properties. We conduct development programs and pursue moderate-risk, higher potential exploration drilling programs in this region. Our Gulf Coast operations have numerous exploration prospects that are expected to provide us additional growth. We anticipate drilling 40 to 50 wells in this region in 2005, approximately three-fourths of which will be exploratory. The 2005 drilling program will be concentrated in O'Connor Ranch, La Reforma, Coquat and Austin fields and the West Mission Valley area. For the three months ended March 31, 2005, we drilled 23 wells, of which 21 were completed, resulting in a 91% success rate.

Results of Operations

      Income before income taxes for the three months ended March 31, 2005 increased 39%, to $29.8 million, compared to $21.4 million for the three months ended March 31, 2004. This increase was primarily attributable to an 18% increase in daily natural gas and oil production (25% increase in daily net production contributing to cash flow from operating activities) and a 12% increase in natural gas and oil prices, partially offset by $1.4 million of non-cash losses associated with derivative instruments included in other, net and higher depreciation, depletion and amortization expense ("DD&A"). Income tax expense for the three months ended March 31, 2005 was $10.4 million compared to $2.0 million for the three months ended March 31, 2004 reflecting the increase in our effective income tax rate to 35% in the 2005 three-month period compared to 9.3% for the three months ended March 31, 2004. Please read Note 2 to Condensed Consolidated Financial Statements for more information regarding our income taxes. Net income for the three months ended March

31, 2005 was $19.4 million, or $0.39 per basic and diluted share, compared to $19.4 million, or $0.40 per basic share and $0.39 per diluted share, for the three months ended March 31, 2004.

                                                       Three Months Ended
                                                            March 31,
                                                     -----------------------
                                                        2005          2004
                                                     ---------     ---------
        Production: (a)
          Natural gas (MMcf) ....................        9,483         7,867
          Oil (Mbbl) ............................          202           193
          Natural gas liquids (Mbbl) ............           46            58
                                                     ---------     ---------
              Total (MMcfe) .....................       10,971         9,370
          Dedicated to Production Payment .......       (1,109)       (1,413)
                                                     ---------     ---------
              Net Production ....................        9,862         7,957
        Revenue ($000's):
          Natural gas ...........................    $  57,483     $  44,113
          Oil ...................................        7,684         5,224
          Natural gas liquids ...................        1,115           977
                                                     ---------     ---------
              Total .............................    $  66,282     $  50,314
                                                     =========     =========
        Average Price:
          Natural gas (per Mcf) .................    $    6.06     $    5.61
          Oil (per bbl) .........................        38.13         27.10
          Natural gas liquids (per bbl) .........        24.07         16.96
              Total (per Mcfe) (b) ..............    $    6.04     $    5.37

        Production cost ($000's)
            Lease operating expense .............    $   7,516     $   7,433
            Production and other taxes ..........        3,043         2,896
                                                     ---------     ---------
              Total .............................    $  10,559     $  10,329
                                                     =========     =========
        Average production cost (per Mcfe):
          Lease operating expense ...............    $    0.69     $    0.79
          Production and other taxes ............         0.28          0.31
                                                     ---------     ---------
              Total .............................    $    0.96     $    1.10
                                                     =========     =========

----------
(a) Includes delivery obligations dedicated to the Production Payment. Production includes 1,109 MMcfe for the three months ended March 31, 2005 compared to 1,413 MMcfe for the three months ended March 31, 2004 dedicated to the Production Payment. Please read Note 5 to our Condensed Consolidated Financial Statements for more information on the Production Payment.

(b) The average realized prices reported above include the non-cash effects of volumes delivered under the Production Payment as well as the unwinding of various derivative contracts terminated in 2001. These items do not generate cash to fund our operations. Excluding these items, the average realized price per Mcfe was $6.34 for the three months ended March 31, 2005 compared to $5.73 for the three months ended March 31, 2004.

Natural gas revenue

      For the three months ended March 31, 2005, natural gas revenue increased $13.4 million, to $57.5 million, compared to $44.1 million for the same period in 2004 due to a 21% increase in production and an 8% increase in average realized prices. The production increase was due to our successful drilling program.

Oil and natural gas liquids revenue

      For the three months ended March 31, 2005, oil and natural gas liquids revenue increased $2.6 million, to $8.8 million, compared to $6.2 million for the same period in 2004 due to a 44% increase in average realized prices.

Other, net

      For the three months ended March 31, 2005, Other, net was a cost of $1.4 million compared to other net revenue of $0.1 million for the three months ended March 31, 2004. The net cost in the current year three-month period consists of $1.7 million of non-cash losses associated with derivative instruments, partially offset by $0.3 million in realized derivative gains. Of the non-cash derivative losses, $0.9 million relates to a call option we sold in February 2005 for $1.2 million whereby the counter party purchased the right to call 1.5 million MMbtu of our November 2005 through March 2006 production at $8.00 per MMbtu. Because this derivative instrument does not qualify for hedge accounting treatment pursuant to Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities", the change in its fair value is recorded to other, net each period until settlement. Of the other $0.8 million of non-cash derivative losses for the three months ended March 31, 2005, $0.4 million relates to the "ineffective" component of our derivatives that do qualify for hedge accounting treatment pursuant to SFAS No. 133 and $0.4 million relates to derivatives that have not been designated as hedges.

Lease operating expenses

      For the three months ended March 31, 2005, lease operating expenses ("LOE") increased $0.1 million, to $7.5 million, compared to $7.4 million for the three months ended March 31, 2004. On a per unit of production basis, LOE was $0.69 per Mcfe for the three months ended March 31, 2005 compared to $0.79 per Mcfe for the three months ended March 31, 2004. The decrease in the per unit cost reflects higher production rates and efficiencies realized in certain of our larger fields where significant production increases have been achieved.

Production and other taxes

      For the three months ended March 31, 2005, production and other taxes increased $0.1 million, to $3.0 million, compared to $2.9 million for the three months ended March 31, 2004. The 2005 three-month period includes a $1.1 million production tax refund due to the Company as a result of lower production tax rates on certain qualified wells in Texas. On a per unit of production basis, production and other taxes were $0.28 per Mcfe for the three months ended March 31, 2005 compared to $0.31 per Mcfe for the three months ended March 31, 2004. Excluding the impact of the production tax refund, production and other taxes were $0.37 per Mcfe for the three months ended March 31, 2005 reflecting higher oil and gas revenues and higher ad valorem taxes due to the higher value of our oil and gas properties.

General and administrative expenses

      For the three months ended March 31, 2005, general and administrative expenses ("G&A") increased $0.5 million, to $2.8 million, compared to $2.3 million for the three months ended March 31, 2004. The increase was primarily attributable to increased costs to comply with corporate governance initiatives mandated by the Sarbanes-Oxley Act of 2002 and the New York Stock Exchange and higher payroll costs. On a per unit of production basis, G&A was $0.25 per Mcfe for the three months ended March 31, 2005 compared to $0.24 per Mcfe for the three months ended March 31, 2004.

Depreciation, depletion and amortization

      We amortize our oil and gas properties using the unit-of-production method based on proved reserves.

For the three months ended March 31, 2005, DD&A increased $5.0 million, to $17.8 million ($1.62 per Mcfe), compared to $12.8 million ($1.36 per Mcfe) for the three months ended March 31, 2004. The increase in the 2005 three-month period reflects increased natural gas and oil production and higher costs. The increased costs reflect, among other things, our decision to pursue certain projects with higher finding and development costs that provide attractive margins at current oil and gas prices.

Interest expense

      For the three months ended March 31, 2005, interest expense was $3.3 million compared to $3.0 million for the three months ended March 31, 2004 due to higher average outstanding borrowings to fund our expanded drilling program, partially offset by lower interest rates.

Income taxes

      Income tax expense for the three months ended March 31, 2005 was $10.4 million compared to $2.0 million for the three months ended March 31, 2004 as our effective income tax rate during the 2005 three-month period was 35% following the reversal of the remaining portion of our valuation allowance against net deferred income tax assets at the end of 2004. For the three months ended March 31, 2004, our effective income tax rate was 9.3%. We have significant net operating loss carryforwards to offset taxable income in 2005 and beyond and anticipate that we will pay only alternative minimum tax ("AMT") in 2005 of approximately 1% to 2% of our pre-tax income. Please read Note 2 to our Condensed Consolidated Financial Statements for more information regarding our income taxes.

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

      On March 31, 2005, we further strengthened our financial flexibility by amending our bank credit facility to, among other things, increase the maximum commitment amount under the bank credit facility from $100 million to $250 million, extend the maturity date to March 31, 2009, and permit an additional $125 million of indebtedness for money borrowed. In connection with the amended facility, the lenders increased the borrowing base, which is redetermined semi-annually and may be adjusted based on the lenders' valuation of our oil and gas reserves and other factors, from $100 million to $185 million. The borrowing base is automatically reduced by an amount equal to a specified percentage of the net proceeds from the issuance of any additional indebtedness that is not applied to refinance existing public indebtedness. As of March 31, 2005, $13.0 million was outstanding under the bank credit facility and $172 million of unused borrowing capacity was available for future financing needs. As a result of the $100 million private placement of senior notes completed in April 2005 (discussed below), the borrowing base was automatically reduced by $20 million to $165 million. Following the private placement of senior notes, there were no amounts outstanding under the bank credit facility and $165 million of unused borrowing capacity was available for future financing needs.

      On April 13, 2005, we completed an acquisition of oil and gas properties and related assets located primarily in our North Louisiana - East Texas core operating area for $86.9 million. The acquisition included internally estimated proved reserves of 47 Bcfe associated with 137 producing wells and 81 proved undeveloped drilling locations and additional acreage with an estimated 185 drilling locations for which no proved reserves have been assigned. The acquisition is consistent with our strategy of focus on core areas and growth through drilling.

      On April 8, 2005, we completed a private placement of $100 million aggregate principal amount of 7-1/8% Senior Notes due 2012. The net proceeds of approximately $98 million were used to finance the acquisition and for general corporate purposes.

      In 2005, we have budgeted $190 million for capital investments in natural gas and oil properties, excluding the cost of acquisitions, and anticipate drilling at least 150 wells. We expect to fund our 2005 exploration and development activities primarily through internally generated cash flows. The amount and allocation of our capital investment program is subject to change based on operational developments, commodity prices, service costs, acquisitions and numerous other factors. Generally, acquisitions are not included on our base capital budget.

      Our net working capital position at March 31, 2005 was a deficit of $57.7 million. On that date, we had $172.0 million of unused availability under our bank credit facility. Working capital deficits are not unusual in our industry. We, like many other oil and gas companies, typically maintain relatively low cash reserves and use any excess cash to fund our capital expenditure program or pay down borrowings under our bank credit facility. The March 31, 2005 working capital deficit was somewhat higher than usual due mainly to the high level of accrued drilling costs ($33.1 million) as a result of our accelerated drilling program and the fair value of derivatives associated with our hedging program ($23.1 million liability).

      We believe that cash on hand, net cash generated from operations and unused committed borrowing capacity under our bank credit facility will be adequate to fund our capital budget and satisfy our short-term liquidity needs. In the future, we may also utilize various financing sources available to us, including the issuance of debt or equity securities under our shelf registration statement or through private placements. Our ability to complete future debt and equity offerings and the timing of these offerings will depend upon various factors including prevailing market conditions, interest rates and our financial condition.

Cash flow provided by operating activities

      For the three months ended March 31, 2005, net cash provided by operating activities increased 33% to $38.1 million compared to $28.6 million for the three months ended March 31, 2004. The increase during the 2005 three-month period was primarily due to the increase in net production and higher natural gas and oil prices.

Cash used in investing activities

      For the three months ended March 31, 2005, net cash used in investing activities was $56.2 million compared to $32.1 million during the same period in 2004. Substantially all of the net cash used in investing activities for the three months ended March 31, 2005 and 2004 was invested in oil and gas properties.

      Capital expenditures for the three months ended March 31, 2005 were $61.4 million, including $48.6 million used for development activities, $12.6 million for lease acquisitions, seismic surveys and exploratory drilling, $0.1 million in capitalized asset retirement obligation and $0.1 million for other assets. These amounts include costs that were incurred and accrued as of March 31, 2005 but are not reflected in the net cash used in investing activities above until payment is made.

      Capital expenditures for the three months ended March 31, 2004 were $36.0 million, including $31.0 million used for development activities, $4.7 million for lease acquisitions, seismic surveys and exploratory drilling, $0.1 million in capitalized asset retirement obligation and $0.2 million for other assets. These amounts include costs that were incurred and accrued as of March 31, 2004 but are not reflected in the net cash used in investing activities above until payment is made.

Cash from financing activities

      For the three months ended March 31, 2005, net cash provided by financing activities was $14.1 million, of which $13.0 million was proceeds from borrowings under our bank credit facility, and $1.1 million was from proceeds from the exercise of stock options and warrants. For the three months ended March 31, 2004, proceeds from borrowings was $5.0 million and $0.4 million was primarily from the exercise of stock options.

Contractual Cash Obligations

      As of March 31, 2005, there have been no material changes outside the ordinary course of our business to the items listed in the Contractual Cash Obligations table included in our annual report on Form 10-K for the year ended December 31, 2004.

      The following table summarizes our future contractual cash obligations related to long-term debt after taking into account the issuance on April 8, 2005 of the additional $100 million aggregate principal amount of 7-1/8% senior notes due 2012 as described above and as further described in Note 7 to our Condensed Consolidated Financial Statements (in thousands).

                                      Payments due by period
                                      ----------------------
                                  Less Than    1-3       3-5      More Than
                         Total     1 Year     Years     Years      5 Years
    -----------------------------------------------------------------------
    Long-term debt     $275,000       --        --        --      $275,000

New Accounting Principles

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

      We plan to adopt SFAS 123 (R) on January 1, 2006. The impact of adoption of SFAS 123(R) on our results of operations cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the table in Note 4 to Condensed Consolidated Financial Statements. SFAS 123(R) will have no impact on our overall financial position.

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

      As of March 31, 2005, we had outstanding  derivative  instruments covering
14.6 million MMBtu of 2005 natural gas production, 10.2 million MMbtu of 2006 natural gas production, 0.9 million MMbtu of 2007 natural gas production and 0.3 million barrels of 2005 and 2006 oil production. The following table sets forth information with respect to our open derivative contracts as of March 31, 2005.

                                                                        Expected Maturity
                                     -------------------------------------------------------------------------------   Fair Value as
                                                            2005                                2006           2007     of March 31,
                                     ----------------------------------------------------     --------       -------       2005
                                        2nd           3rd           4th                        For the         1st    --------------
                                      Quarter       Quarter       Quarter        Total          Year         Quarter  (In thousands)
                                      -------       -------       -------        -----          ----         -------
Swaps:
Oil
 Volumes (bbl)                         100,000       104,000        73,250        277,250        48,000           --    $  (4,264)
 Weighted average price ($/bbl)     $    43.39    $    43.18    $    40.31    $     42.50    $    46.18           --

Natural Gas
 Volumes (MMbtu)                     4,700,000     4,165,000     3,700,000     12,565,000     8,870,000      900,000    $ (19,701)
 Weighted average price ($/MMbtu)   $     6.48    $     6.82    $     7.45           6.88    $     7.13     $   7.29

Collars:
Natural Gas
  Volumes (MMbtu)                      455,000       460,000       460,000      1,375,000       450,000           --    $  (1,419)
  Weighted average price ($/MMbtu)
      Floor                         $     5.50    $     5.50    $     5.50    $      5.50    $     6.75           --
      Cap                           $     7.61    $     7.61    $     7.61    $      7.61    $     8.25           --

Sold calls:
Natural Gas
  Volumes (MMbtu)                           --            --       610,000        610,000       900,000(1)        --    $  (2,056)
  Weighted average price ($/MMbtu)  $       --            --    $     8.00    $      8.00          8.00           --

  Fair value of derivatives at March 31, 2005.                                                                          $ (27,440)

----------
(1)   First quarter only.

      In addition to the information set forth in the table above, we will deliver 2.8 Bcfe during the remainder of 2005 and 0.3 Bcfe in 2006 under the Production Payment and amortize deferred revenue at a weighted average price of $4.05 per Mcfe.

      Reflected in the table above are natural gas call options covering 1,510,000 MMbtu of natural gas production that were sold for proceeds of $1.2 million. These options do not qualify for hedge accounting treatment under SFAS No. 133 and therefore, all unrealized gains and losses related to changes in fair value and realized gains and losses are being reported in other, net on the Condensed Statements of Consolidated Income. Unrealized losses associated with these sold call options were $0.8 million for the three months ended March 31, 2005.

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

Interest Rate Risk

      We use fixed and variable rate long-term debt to finance our capital spending program and for general corporate purposes. Our variable rate debt instruments expose us to market risk related to changes in interest rates. Our fixed rate debt and the associated weighted average interest rate was $175.0 million at 7-1/8% as of March 31, 2005 and December 31, 2004 and $125.0 million at 8-7/8% on March 31, 2004. Our variable rate debt and weighted average interest rate was $13.0 million at 5.6% on March 31, 2005 and we did not have any outstanding variable rate debt as of December 31, 2004. Our variable rate debt and weighted average interest rate was $22.0 million at 3.5% as of March 31, 2004.

      On April 1, 2004, we issued $175.0 million aggregate principal amount of 7-1/8% senior notes due April 1, 2012. Please read Note 7 to our Condensed Consolidated Financial Statements for more information on the senior notes. The table below presents our debt obligations and related average interest rates expected by maturity date as of March 31, 2005 (dollars in millions).

                                                        As of March 31, 2005
                              -----------------------------------------------------------------------------
                                              Expected Maturity Date
                              ------------------------------------------------------                Fair
                               2005     2006     2007     2008     2009   Thereafter     Total      Value
                              ------   ------   ------   ------   ------  ----------   ---------  ---------
Long-term debt
     Fixed rate                 --       --       --       --       --     $ 175.0     $ 175.0     $ 176.1
     Average interest rate      --       --       --       --       --       7.125%      7.125%         --

     Variable rate              --       --       --       --       --     $  13.0     $  13.0     $  13.0
     Average interest rate      --       --       --       --       --       5.560%      5.560%         --

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

                           PART II - OTHER INFORMATION

Item 5. Other Information.

On March 2, 2005, the compensation committee of our board of directors approved the performance objectives for 2005 under our Annual Performance Incentive Award Plan. A description of our Annual Performance Incentive Award Plan and the 2005 performance objectives are included in Exhibit 10.1 to this quarterly report on Form 10-Q and such description is incorporated herein by reference.

Item 6. Exhibits.

      *#2.1 Purchase and Sale Agreement among Devon Energy Production Company, L.P., Devon Louisiana Corporation and KCS Resources, Inc. dated February 22, 2005 (incorporated by reference to
                  Exhibit 2.1 to Form 8-K (File No. 001-13781) filed with the SEC on April 19, 2005).

      *4.1 First Supplemental Indenture, dated as of April 8, 2005, to Indenture dated as of April 1, 2004, among KCS Resources, Inc., Medallion California Properties Company, KCS Energy Services, Inc, Proliq, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit
                  4.1 to Form 8-K (File No. 001-13781) filed with the SEC on April 11, 2005).

      +10.1       KCS Energy, Inc. Annual Performance Incentive Award Plan.

      +10.2 Summary of Executive Compensation Arrangements for Named Executive Officers for 2005.

      *10.3 Registration Rights Agreement, dated April 8, 2005, among KCS Energy, Inc., KCS Resources, Inc., Medallion California Properties Company, KCS Energy Services, Inc., Proliq, Inc., Credit Suisse First Boston LLC, J.P. Morgan Securities Inc., Harris Nesbitt Corp., BNP Paribas Securities Corp. and Greenwich Capital Markets, Inc. (incorporated by reference to
                  Exhibit 10.2 to Form 8-K (File No. 001-13781) filed with the SEC on April 11, 2005).

      *10.4 Fourth Amendment to Second Amended and Restated Credit Agreement, dated and effective as of March 31, 2005, by and among KCS Energy, Inc., each of the Lenders party thereto, Bank of Montreal, as Agent and Collateral Agent, BNP Paribas, as Co-Documentation Agent, The Royal Bank of Scotland, as Co-Documentation Agent, and JPMorgan Chase Bank, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-13781) filed with the SEC on April 5, 2005).

      +31.1 Rule 13a-14(a)/15d-14(a) Certification of James W. Christmas, Chief Executive Officer.

      +31.2 Rule 13a-14(a)/15d-14(a) Certification of Joseph T. Leary, Chief Financial Officer.

      +32.1 Section 1350 Certification of James W. Christmas, Chief Executive Officer.

      +32.2 Section 1350 Certification of Joseph T. Leary, Chief Financial Officer.

----------
+     Filed herewith.

*     Incorporated by reference.

# Pursuant to Item 601(b)(2) of Regulation S-K, KCS Energy agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  KCS ENERGY, INC.


Date: May 10, 2005                /s/ Frederick Dwyer
                                  ----------------------------------------------
                                      Frederick Dwyer
                                      Vice President, Controller and Secretary
                                      (Signing on behalf of the registrant and
                                      as Principal Accounting Officer)

                                  EXHIBIT INDEX

     Exhibit
       No.        Description
     -------      -----------

      *#2.1 Purchase and Sale Agreement among Devon Energy Production Company, L.P., Devon Louisiana Corporation and KCS Resources, Inc. dated February 22, 2005. (incorporated by reference to
                  Exhibit 2.1 to Form 8-K (File No. 001-13781) filed with the SEC on April 19, 2005).

      *4.1 First Supplemental Indenture, dated as of April 8, 2005, to Indenture dated as of April 1, 2004, among KCS Resources, Inc., Medallion California Properties Company, KCS Energy Services, Inc, Proliq, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit
                  4.1 to Form 8-K (File No. 001-13781) filed with the SEC on April 11, 2005).

      +10.1       KCS Energy, Inc. Annual Performance Incentive Award Plan.

      +10.2 Summary of Executive Compensation Arrangements for Named Executive Officers for 2005.

      *10.3 Registration Rights Agreement, dated April 8, 2005, among KCS Energy, Inc., KCS Resources, Inc., Medallion California Properties Company, KCS Energy Services, Inc., Proliq, Inc., Credit Suisse First Boston LLC, J.P. Morgan Securities Inc., Harris Nesbitt Corp., BNP Paribas Securities Corp. and Greenwich Capital Markets, Inc. (incorporated by reference to
                  Exhibit 10.2 to Form 8-K (File No. 001-13781) filed with the SEC on April 11, 2005).

      *10.4 Fourth Amendment to Second Amended and Restated Credit Agreement, dated and effective as of March 31, 2005, by and among KCS Energy, Inc., each of the Lenders party thereto, Bank of Montreal, as Agent and Collateral Agent, BNP Paribas, as Co-Documentation Agent, The Royal Bank of Scotland, as Co-Documentation Agent, and JPMorgan Chase Bank, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-13781) filed with the SEC on April 5, 2005).

      +31.1 Rule 13a-14(a)/15d-14(a) Certification of James W. Christmas, Chief Executive Officer.

      +31.2 Rule 13a-14(a)/15d-14(a) Certification of Joseph T. Leary, Chief Financial Officer.

      +32.1 Section 1350 Certification of James W. Christmas, Chief Executive Officer.

      +32.2 Section 1350 Certification of Joseph T. Leary, Chief Financial Officer.

----------
+     Filed herewith.

*     Incorporated by reference.

# Pursuant to Item 601(b)(2) of Regulation S-K, KCS Energy agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.