Form 10-Q
period 2005-06-30
KCS ENERGY INC
filed 2005-08-09
CIK 832820

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2005

                                       or

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

      Number of shares of common stock, par value $0.01 per share, outstanding as of August 1, 2005: 49,914,193.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                  (Amounts in thousands, except per share data)
                                  (Unaudited)

                                                                     Three Months Ended         Six Months Ended
                                                                          June 30,                  June 30,
                                                                   ----------------------    ----------------------
                                                                      2005         2004         2005         2004
                                                                   ---------    ---------    ---------    ---------
Oil and natural gas revenue                                        $  78,314    $  50,982    $ 144,596    $ 101,296
Other, net                                                               386         (341)      (1,054)        (211)
                                                                   ---------    ---------    ---------    ---------
          Total revenue and other                                     78,700       50,641      143,542      101,085
                                                                   ---------    ---------    ---------    ---------
Operating costs and expenses
    Lease operating expenses                                           8,279        7,194       15,795       14,628
    Production and other taxes                                         4,347        3,316        7,390        6,211
    General and administrative expenses                                2,748        2,189        5,521        4,472
    Stock compensation                                                   601        1,225          961        1,567
    Accretion of asset retirement obligation                             241          258          482          515
    Depreciation, depletion and amortization                          22,826       13,219       40,603       26,008
                                                                   ---------    ---------    ---------    ---------
          Total operating costs and expenses                          39,042       27,401       70,752       53,401
                                                                   ---------    ---------    ---------    ---------
Operating income                                                      39,658       23,240       72,790       47,684
                                                                   ---------    ---------    ---------    ---------
Interest and other income                                                 56          224           74          228
Redemption premium on early extinguishment of debt                        --       (3,698)          --       (3,698)
Interest expense                                                      (5,140)      (4,376)      (8,459)      (7,397)
                                                                   ---------    ---------    ---------    ---------
Income before income taxes                                            34,574       15,390       64,405       36,817
Federal and state income tax expense                                 (13,644)        (893)     (24,055)      (2,875)
                                                                   ---------    ---------    ---------    ---------
Net income                                                            20,930       14,497       40,350       33,942
                                                                   =========    =========    =========    =========

Earnings per share of common stock - basic                         $    0.42    $    0.30    $    0.81    $    0.70
                                                                   =========    =========    =========    =========

Earnings per share of common stock - diluted                       $    0.42    $    0.29    $    0.80    $    0.69
                                                                   =========    =========    =========    =========

Average shares outstanding for computation of earnings per share
  Basic                                                               49,477       48,912       49,510       48,779
  Diluted                                                             50,119       49,704       50,157       49,537


   The accompanying notes are an integral part of these financial statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (Amounts in thousands, except share and per share data)
                                  (Unaudited)

                                                                          June 30,     December 31,
                                                                            2005           2004
                                                                        -----------    ------------
ASSETS
Current assets
    Cash and cash equivalents                                           $     2,737    $     6,613
    Trade accounts receivable, less allowance for doubtful accounts
      of $4,873 in 2005 and $4,880 in 2004                                   44,123         35,173
    Prepaid drilling                                                          2,141            510
    Other current assets                                                      3,017          3,549
                                                                        -----------    -----------
      Current assets                                                         52,018         45,845
                                                                        -----------    -----------
Property, plant and equipment
    Oil and gas properties, full cost method, $32,871 and $11,239 excluded from amortization in 2005 and 2004, respectively, less
      accumulated DD&A - 2005 $1,030,077; 2004 $989,930                     570,452        393,217
    Other property, plant and equipment, at cost less
      accumulated depreciation - 2005 $13,005; 2004 $12,549                   7,659          7,788
                                                                        -----------    -----------
      Property, plant and equipment, net                                    578,111        401,005
                                                                        -----------    -----------
Deferred charges and other assets
    Deferred taxes                                                           21,590         31,713
    Other                                                                    11,284          8,745
                                                                        -----------    -----------
      Deferred charges and other assets                                      32,874         40,458
                                                                        -----------    -----------
TOTAL ASSETS                                                            $   663,003    $   487,308
                                                                        ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                    $    31,857    $    38,772
    Accrued interest                                                          4,902          3,118
    Accrued drilling cost                                                    36,420         21,922
    Derivative liabilities                                                   12,181             --
    Other accrued liabilities                                                10,379         10,775
                                                                        -----------    -----------
      Current liabilities                                                    95,739         74,587
                                                                        -----------    -----------
Deferred credits and other non-current liabilities
    Deferred revenue                                                          8,367         17,326
    Asset retirement obligation                                              14,029         12,655
    Derivative liabilities                                                    5,834             --
    Deferred taxes                                                            2,317             --
    Other                                                                       691            691
                                                                        -----------    -----------
      Deferred credits and other non-current liabilities                     31,238         30,672
                                                                        -----------    -----------
Long-term debt
    Credit facility                                                          15,000             --
    Senior notes                                                            275,603        175,000
                                                                        -----------    -----------
      Long-term debt                                                        290,603        175,000
                                                                        -----------    -----------
Commitments and contingencies
Stockholders' equity
    Common stock, par value $0.01 per share, authorized
    75,000,000 shares; issued 52,070,185 and 51,395,536, respectively           521            514
    Additional paid-in capital                                              250,948        241,545
    Retained earnings (deficit)                                              12,153        (28,197)
    Unearned compensation                                                    (2,729)        (1,225)
    Accumulated other comprehensive loss                                    (10,729)          (847)
    Less treasury stock, 2,167,096 shares, at cost                           (4,741)        (4,741)
                                                                        -----------    -----------
      Total Stockholders' equity                                            245,423        207,049
                                                                        -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $   663,003    $   487,308
                                                                        ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (Amounts in thousands)
                                  (Unaudited)

                                                                For the Six Months Ended
                                                                        June 30,
                                                               --------------------------
                                                                   2005           2004
                                                               -----------    -----------
Cash flows from operating activities:
      Net income                                               $    40,350    $    33,942
      Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation, depletion and amortization                  40,603         26,008
          Amortization of deferred revenue                          (8,959)       (11,326)
          Non-cash losses on derivative instruments                  2,393          2,270
          Redemption premium on early extinguishment of debt            --          3,698
          Deferred income tax expense                               22,627          1,876
          Stock compensation                                           961          1,567
          Accretion of asset retirement obligation                     482            515
          Other non-cash charges and credits, net                      677            591
      Changes in operating assets and liabilities:
          Trade accounts receivable                                 (8,973)        (6,104)
          Accounts payable and accrued liabilities                  (7,282)         2,839
          Accrued interest                                           1,784         (1,981)
          Other, net                                                  (853)          (651)
                                                               -----------    -----------
Net cash provided by operating activities                           83,810         53,244
                                                               -----------    -----------

Cash flows from investing activities:
      Investment in oil and gas properties                        (203,290)       (70,760)
      Investment in other property, plant and equipment               (327)          (244)
      Other, net                                                     1,515            135
                                                               -----------    -----------
Net cash used in investing activities                             (202,102)       (70,869)
                                                               -----------    -----------

Cash flows from financing activities:
      Proceeds from borrowings                                     115,625        175,000
      Repayments of debt                                                --       (142,000)
      Proceeds from issuance of common stock                         2,141          1,395
      Redemption premium on early extinguishment of debt                --         (3,698)
      Deferred financing costs                                      (3,350)        (5,497)
                                                               -----------    -----------
Net cash provided by financing activities                          114,416         25,200
                                                               -----------    -----------
Increase (decrease) in cash and cash equivalents                    (3,876)         7,575
Cash and cash equivalents at beginning of period                     6,613          2,178
                                                               -----------    -----------
Cash and cash equivalents at end of period                     $     2,737    $     9,753
                                                               ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
            CONDENSED STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                    Accumulated
                                                          Additional    Retained                       Other
                                               Common      Paid-in      Earnings      Unearned     Comprehensive
                                               Stock       Capital      (Deficit)   Compensation       Loss
                                             ---------    ---------     ---------   ------------   -------------
                                                                                       (Dollars in thousands)
Balance at December 31, 2004                 $     514    $ 241,545     $ (28,197)    $  (1,225)     $    (847)
Comprehensive income
   Net income                                       --           --        40,350            --             --
   Commodity hedges, net of tax                     --           --            --            --         (9,882)

Comprehensive income

Stock issuances - exercise of warrants               2          798
Stock issuances - exercise of stock options          3        1,310            --            --             --
Stock issuances - benefit plans and
    awards of restricted stock                       2        2,721            --        (2,140)            --
Tax benefit of stock option exercise                --        4,249            --            --             --
Stock compensation expense                          --          325            --           636             --
                                             ---------    ---------     ---------     ---------      ---------
Balance at June 30, 2005                     $     521    $ 250,948     $  12,153     $  (2,729)     $ (10,729)
                                             =========    =========     =========     =========      =========


                                                                            Stock-
                                               Treasury   Comprehensive    holders
                                                 Stock        Income       Equity
                                               ---------  -------------   ---------

Balance at December 31, 2004                   $  (4,741)                 $ 207,049
Comprehensive income
   Net income                                         --    $  40,350        40,350
   Commodity hedges, net of tax                       --       (9,882)       (9,882)
                                                            ---------
Comprehensive income                                        $  30,468
                                                            =========
Stock isuances - exercise of warrants                                           800
Stock isuances - exercise of stock options            --                      1,313
Stock issuances - benefit plans and
    awards of restricted stock                        --                        583
Tax benefit of stock option exercise                  --                      4,249
Stock compensation expense                            --                        961
                                               ---------                  ---------
Balance at June 30, 2005                       $  (4,741)                 $ 245,423
                                               =========                  =========


   The accompanying notes are an integral part of these financial statements.

                        KCS ENERGY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

      The condensed consolidated interim financial statements included herein have been prepared by KCS Energy, Inc. ("KCS" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and reflect all adjustments which are of a normal recurring nature and which are, in the opinion of management, necessary for a fair presentation of the interim results. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented herein not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Certain previously reported amounts have been reclassified to conform with current period presentations. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

2. Income Taxes

      Federal alternative minimum tax payments, or AMT, of $1.0 million were made during each of the six months ended June 30, 2005 and 2004. No state income tax payments were made during the six months ended June 30, 2005 or 2004.

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

      The determination to establish or adjust a valuation allowance requires significant judgment as the estimates used in preparing budgets, forecasts and reserve reports are inherently imprecise and subject to substantial revision as a result of changes in the outlook for prices, production volumes and costs, among other factors. It is difficult to predict with precision the timing and amount of taxable income the Company will generate in the future. Accordingly, while the Company's current net operating loss carryforwards aggregating approximately $162 million as of December 31, 2004 have remaining lives ranging from 14 to 18 years, management examines a much shorter time horizon, usually two to three years, when projecting estimates of future taxable income and making the determination as to whether a valuation allowance is required.

      In the fourth quarter of 2004, based on the aforementioned analysis and the Company's belief that the future outlook for continued generation of taxable income is positive based on existing available information, including current prices quoted on the New York Mercantile Exchange, the Company reversed the remainder of the valuation allowance against net deferred income tax assets. Accordingly, beginning January 1, 2005, the

Company resumed recording book income taxes at close to statutory rates. The Company Currently anticipates that its effective federal and state book income tax rate for 2005 will be 37.3%. However, the Company will continue to utilize its net operating loss carryforwards to offset taxable income and will be subject only to AMT in 2005.

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                             For the Three Months Ended     For the Six Months Ended
                                                                      June 30,                      June 30,
(amounts in thousands                                        --------------------------    --------------------------
except per share data)                                           2005           2004           2005           2004
-------------------------------------------------------      -----------    -----------    -----------    -----------
Net income                                                   $    20,930    $    14,497    $    40,350    $    33,942
                                                             -----------    -----------    -----------    -----------
Basic earnings per share:
     Average shares of common stock outstanding                   49,477         48,912         49,510         48,779
                                                             -----------    -----------    -----------    -----------
Basic earnings per share                                     $      0.42    $      0.30    $      0.81    $      0.70
                                                             ===========    ===========    ===========    ===========
Diluted earnings per share:
     Average shares of common stock outstanding                   49,477         48,912         49,510         48,779
     Stock options, warrants and non-vested shares                   642            792            647            758
                                                             -----------    -----------    -----------    -----------
     Average diluted shares of common stock outstanding           50,119         49,704         50,157         49,537
                                                             -----------    -----------    -----------    -----------
Diluted earnings per share                                   $      0.42    $      0.29    $      0.80    $      0.69
                                                             ===========    ===========    ===========    ===========

4. Stock Compensation

      The cost of awards of restricted stock, determined as the market value of the shares as of the date of grant, is expensed ratably over the restricted period. Stock options issued under the Company's 2001 Employee and Directors Stock Plan within six months of the cancellation of options in connection with the Company's plan of reorganization are subject to variable accounting in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" until exercised. Under variable accounting for stock options, the amount of expense recognized during a reporting period is directly related to the movement in the market price of the Company's common stock during that period. Stock compensation was $0.6 million for the three months ended June 30, 2005 compared to $1.2 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, stock compensation was $1.0 million compared to $1.6 million for the six months ended June 30, 2004. The decrease in stock compensation expense in the 2005 three and six month periods as compared to the same periods in 2004 reflects a decrease in the number of outstanding options subject to variable accounting and a more moderate increase in the market price of the Company's common stock.

      As permitted under Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation," as amended ("SFAS No. 123"), the Company has elected to continue to account for stock options under the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Under this method, the Company does not record any compensation expense for stock options granted if the exercise price of those options is equal to or greater than the market price of the Company's common stock on the date of grant, unless the awards are subsequently modified. As noted in Note 11 below, the adoption of SFAS No. 123 (Revised 2004), "Share-Based Payment" will result in recognition of compensation expense beginning in the first quarter of 2006, and thus may impact the Company's future results of operations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123.

                                                   For the Three Months Ended       For the Six Months Ended
                                                            June 30,                        June 30,
                                                   --------------------------      --------------------------
                                                      2005            2004            2005            2004
                                                   ----------      ----------      ----------      ----------
                                                                  (amounts in thousands except
                                                                         per share data)
  Net income .................................     $   20,930      $   14,497      $   40,350      $   33,942
  Add: Stock-based compensation expense
    included in reported net income ..........            390           1,226             625           1,567
  Deduct: Total stock-based employee
     compensation expense determined
     under fair value based method for
     all awards ..............................           (440)           (502)           (917)         (1,056)
                                                   ----------      ----------      ----------      ----------
  Pro forma net income .......................     $   20,880      $   15,221      $   40,058      $   34,453
                                                   ==========      ==========      ==========      ==========
Basic earnings per share:
                                                   ----------      ----------      ----------      ----------
  Average shares outstanding .................         49,477          48,912          49,510          48,779
                                                   ----------      ----------      ----------      ----------
     Basic - as reported .....................     $     0.42      $     0.30      $     0.81      $     0.70
     Basic - pro forma .......................     $     0.42      $     0.31      $     0.81      $     0.71
Diluted earnings per share:
                                                   ----------      ----------      ----------      ----------
  Average diluted shares outstanding .........         50,119          49,704          50,157          49,537
                                                   ----------      ----------      ----------      ----------
     Diluted - as reported ...................     $     0.42      $     0.29      $     0.80      $     0.69
     Diluted - pro forma .....................     $     0.42      $     0.31      $     0.80      $     0.70

5. Deferred Revenue

      In February 2001, the Company entered into a production payment transaction whereby it sold 43.1 Bcfe (38.3 Bcf of gas and 797,000 barrels of oil) to be delivered over 60 months (the "Production Payment"). Net proceeds from the Production Payment of approximately $175 million were recorded as deferred revenue on the Company's balance sheet. Deliveries under the Production Payment are recorded as oil and gas revenue with a corresponding reduction of deferred revenue at the average discounted price per Mcf of natural gas and per barrel of oil received when the Production Payment was sold. The Company also reflects the production volumes and depletion expense as deliveries are made. However, the associated oil and gas reserves are excluded from the Company's reserve data. For the six months ended June 30, 2005, the Company delivered 2.2 Bcfe and recorded $9.0 million of oil and gas revenue. This compares to Production Payment deliveries of 2.7 Bcfe and $11.3 million of oil and gas revenue for the six months ended June 30, 2004. From the sale of the Production Payment in February 2001 to June 30, 2005, the Company had delivered 41.1 Bcfe, or 95% of the total quantity to be delivered. As of June 30, 2005, 2.0 Bcfe remained to be delivered under the Production Payment, of which 1.7 Bcfe will be delivered in the second half of 2005 and 0.3 Bcfe in 2006.

6. Derivatives

      Oil and natural gas prices have historically been volatile. The Company has at times utilized derivative contracts, including commodity price swaps, futures contracts, option contracts and price collars, to manage this price risk.

      Commodity Price Swaps. Commodity price swap agreements require the Company to make payments to, or entitle it to receive payments from, the counterparties based upon the differential between a specified fixed price and a price related to those quoted on the New York Mercantile Exchange for the period involved.

      Futures Contracts. Oil or natural gas futures contracts require the Company to sell and the counterparty to buy oil or natural gas at a future time at a fixed price.

      Option Contracts. Option contracts provide the right, not the obligation, to buy or sell a commodity at a fixed price. By buying a "put" option, the Company is able to set a floor price for a specified quantity of its oil or natural gas production. By selling a "call" option, the Company receives an upfront premium from selling the right for a counterparty to buy a specified quantity of oil or natural gas production at a fixed price.

      Price Collars. Selling a call option and buying a put option creates a "collar" whereby the Company establishes a floor and ceiling price for a specified quantity of future production. Buying a call option with a strike price above the sold call strike price establishes a "3-way collar" that entitles the Company to capture the benefit of price increases above that call price.

      Commodity Basis Swaps. Commodity basis swap agreements require the Company to make payments to, or receive payments from, the counterparties based upon the differential between certain pricing indices and a stated differential amount.

      As of June 30, 2005, we had outstanding  derivative  instruments  covering
10.3 million MMBtu of 2005 natural gas production, 12.9 million MMbtu of 2006 natural gas production, 1.4 million MMbtu of 2007 natural gas production, 0.2 million barrels of 2005 oil production and 0.1 million barrels of 2006 oil production. The following table sets forth information with respect to our open derivative contracts as of June 30, 2005.

                                                                       Expected Maturity
                                              ------------------------------------------------------------------  Fair Value as of
                                                             2005                        2006            2007         June 30,
                                              ------------------------------------   ------------     ----------        2005
                                                 3rd          4th                       For the           1st     ----------------
                                               Quarter      Quarter        Total         Year           Quarter    (In thousands)
                                               -------      -------        -----         ----           -------
Swaps:
Oil
   Volumes (bbl)                                 104,000       91,650      195,650       121,000              --    $   (3,738)
   Weighted average price ($/bbl)             $    43.18   $    44.22   $    43.67   $     51.35              --

Natural Gas
   Volumes (MMbtu)                             4,625,000    4,160,000    8,785,000    11,580,000       1,350,000    $  (11,828)
   Weighted average price ($/MMbtu)           $     6.89   $     7.51         7.19   $      7.28      $     7.52

Collars:
Natural Gas
    Volumes (MMbtu)                              460,000      460,000      920,000       450,000              --    $     (786)
    Weighted average price ($/MMbtu)
        Floor                                 $     5.50   $     5.50   $     5.50   $      6.75              --
        Cap                                   $     7.61   $     7.61   $     7.61   $      8.25              --

Sold calls:
Natural Gas
    Volumes (MMbtu)                                   --      610,000      610,000       900,000(1)           --    $   (1,663)
                                                                                                                    ----------
    Weighted average price ($/MMbtu)                  --   $     8.00   $     8.00          8.00              --

Fair value of derivatives at June 30, 2005                                                                          $  (18,015)
                                                                                                                    ==========

----------
(1)   First quarter only.

      The fair value of the Company's derivative instruments are reflected as assets or liabilities in the Company's financial statements as presented in the following table.

                                                                  June 30, 2005
                                                                  --------------
                                                                  (in thousands)
         Derivative liabilities-current                           $       12,181
         Derivative liabilities-non-current                                5,834

                                                                  --------------
         Fair value of derivatives at June 30, 2005               $       18,015
                                                                  ==============

      In addition to the information set forth in the first table above, the Company will deliver 1.7 Bcfe during the remainder of 2005 and 0.3 Bcfe in 2006 under the Production Payment and amortize deferred revenue with respect to such deliveries at a weighted average discounted price of $4.05 per Mcfe.

      Reflected in the first table above are natural gas call options covering 1,510,000 MMbtu of natural gas production that were sold for proceeds of $1.2 million ($0.805 per MMbtu) during the first quarter of 2005. These options do not qualify for hedge accounting treatment under SFAS No. 133 and therefore all realized and unrealized gains and losses related to changes in fair value are being reported in Other, net on the Condensed Statements of Consolidated Income. Unrealized gains associated with these sold call options were $0.4 million for the three months ended June 30, 2005, while unrealized losses were $0.4 million for the six months ended June 30, 2005.

      As of June 30, 2005, the Company had approximately $10.7 million of derivative losses, net of tax, recorded in Accumulated Other Comprehensive Income (Loss) ("AOCI") which included losses associated with terminated commodity derivatives and other commodity derivatives. The following table recaps the balance of AOCI at June 30, 2005 on both a pre-tax and after-tax basis.

                                                        Pre-tax      After-tax
                                                       ----------    ----------
                                                            (In thousands)
         Terminated commodity derivatives (a)          $   (1,513)   $     (948)
         Other commodity derivatives (b)                  (15,611)       (9,781)
                                                       ----------    ----------
         AOCI at June 30, 2005                         $  (17,124)   $  (10,729)
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

                                                        Pre-tax      After-tax
                                                       ----------    ----------
                                                            (In thousands)
         Balance included in AOCI, December 31, 2004   $   (3,026)   $   (1,967)
         Reclassified as a charge against earnings          1,513         1,019
                                                       ----------    ----------
         Balance included in AOCI, June 30, 2005       $   (1,513)   $     (948)
                                                       ==========    ==========

      All of the $0.9 million after-tax loss remaining in AOCI at June 30, 2005 related to the terminated commodity derivatives will be reclassified as a charge against earnings during the remainder of 2005.

      (b) The Company also has other commodity derivatives, which were accounted for as hedges under SFAS No. 133. The following table details the activity of those commodity derivatives on both a pre-tax and after-tax basis.

                                                        Pre-tax      After-tax
                                                       ----------    ----------
                                                            (In thousands)
         Balance included in AOCI, December 31, 2004   $    1,723    $    1,120
         Reclassified into earnings                           482           302
         Change in fair market value                      (17,829)      (11,211)
         Ineffective portion of hedges                         13             8
                                                       ----------    ----------
         Balance included in AOCI, June 30, 2005       $  (15,611)   $   (9,781)
                                                       ==========    ==========

7. Debt

      The following table sets forth information regarding the Company's outstanding debt.

                                                      June 30,      December 31,
                                                        2005            2004
                                                     ----------     -----------
                                                       (Amounts in thousands)
         Bank Credit Facility                        $   15,000     $       --
         7-1/8% Senior Notes                            275,603        175,000
                                                     ----------     ----------
                                                        290,603        175,000
         Classified as short-term debt                       --             --
                                                     ----------     ----------
         Long-term debt                              $  290,603     $  175,000
                                                     ==========     ==========

      Bank Credit Facility. On March 31, 2005, the Company amended its bank credit facility to, among other things, increase the maximum commitment amount from $100 million to $250 million, extend the maturity date to March 31, 2009, and permit an additional $125 million of indebtedness for money borrowed. In connection with the amended bank credit facility, the lenders increased the borrowing base, which is redetermined semi-annually and may be adjusted based on the lenders' valuation of the Company's oil and natural gas reserves and other factors, from $100 million to $185 million. The borrowing base is automatically reduced by an amount equal to a specified percentage of the net proceeds from the issuance of any additional indebtedness that is not applied to refinance existing public indebtedness. As a result of the $100 million Senior Notes offering discussed below, the borrowing base was automatically reduced by $20 million to $165 million and the amount of permitted additional indebtedness was reduced to $25 million.

      Effective December 1, 2004, borrowings under the bank credit facility bear interest, at the Company's option, at an interest rate of LIBOR plus 1.75% to 2.5% or the greater of (1) the Federal Funds Rate plus 0.5% or (2) the Base Rate, plus 0.0% to 0.75%, depending on utilization. The LIBOR and Base Rate margins will decrease by 0.5%, but not less than 0.0%, after the final deliveries are made in connection with the Production Payment and the lien on the subject property is released. Also effective December 1, 2004, a commitment fee of 0.35% to 0.5% per year, depending on utilization, is paid on the unused availability under the bank credit facility. From November 18, 2003 through November 30, 2004, the applicable margin for LIBOR rate loans was 2.25% to 3.0%, the applicable margin for base rate loans was 0.5% to 1.25%, depending on utilization, and the commitment fee was 0.5% per year on the unused availability under the bank credit facility.

      The bank credit facility contains various restrictive covenants, including minimum levels of liquidity and interest coverage. The bank credit facility also contains other usual and customary terms and conditions of a conventional borrowing base facility, including prohibitions on a change of control, prohibitions on the payment of cash dividends, acceleration upon the occurrence of an event of default, restrictions on certain other distributions and restricted payments, and limitations on the incurrence of additional debt and the sale of assets.

      Substantially all of the Company's assets, including the stock of all of its subsidiaries, are pledged to secure the bank credit facility. Further, each of the Company's subsidiaries has guaranteed its obligations under the bank credit facility.

      As of June 30, 2005, $15 million was outstanding under the bank credit facility and $150 million of unused borrowing capacity was available for future financing needs. The Company was in compliance with all covenants under the bank credit facility as of that date.

      Senior Notes. On April 1, 2004, the Company issued $175 million of 7-1/8% senior notes due April 1, 2012 (the "Original Notes"). The Company received
$171.1 million in net proceeds from the issuance of the Original Notes. Net proceeds of the issuance were used to redeem the aggregate principal amount of the Company's $125 million 8-7/8% senior subordinated notes due 2006 (the "Senior Subordinated Notes") together with an early redemption premium of $3.7 million, to repay the $22 million outstanding under the Company's bank credit facility, and for general corporate purposes.

      The Senior Subordinated Notes were redeemed on May 1, 2004 and the early redemption premium of $3.7 million was charged against earnings in the second quarter of 2004. In addition, the Company incurred an additional $0.9 million of interest expense as both the Senior Subordinated Notes and the Original Notes were outstanding during the month of April 2004.

      On April 8, 2005, the Company consummated a private placement of $100 million aggregate principal amount of 7-1/8% senior notes due 2012 (the
"Additional Notes"). In connection therewith, the Company entered into a supplemental indenture that amended the indenture governing the Original Notes so that the Original Notes together with the Additional Notes would form a single class of securities (the "Senior Notes"). All other material terms of the original indenture, remain the same. The Additional Notes were issued at 100.625% of the face amount. The net proceeds from the issuance of the Additional Notes were approximately $98.2 million after deducting estimated expenses of the offering. Approximately $82.2 million of the net proceeds, along with approximately $4.7 million paid as a deposit in February 2005, was used to finance the Company's $86.9 million acquisition of oil and gas properties and related assets located primarily in the Company's North Louisiana-East Texas core operating area. The remainder of the net proceeds from the issuance of the Additional Notes was used to repay approximately $16.0 million of outstanding borrowings under the bank credit facility.

      The Senior Notes bear interest at a rate of 7-1/8% per annum with interest payable semi-annually on April 1 and October 1. The Company may redeem the Senior Notes at its option, in whole or in part, at any time on or after April 1, 2008 at a price equal to 100% of the principal amount plus accrued and unpaid interest, if any, plus a specified premium which decreases yearly from 3.563% in 2008 to 0% in 2010 and thereafter. In addition, at any time prior to April 1, 2007, the Company may redeem up to a maximum of 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds of one or more equity offerings at a price equal to 107.125% of the principal amount, plus accrued and unpaid interest. The Senior Notes are senior unsecured obligations and rank subordinate in right of payment to all existing and future secured debt, including secured debt under the Company's bank credit facility, and will rank equal in right of payment to all existing and future senior indebtedness.

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

8. Supplemental Cash Flow Information

      The Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be cash equivalents. Interest payments were $6.4 million for the three months ended June 30, 2005 compared to $3.3 million for the three months ended June 30, 2004. For the six months ended June 30, 2005 interest payments were $6.4 million compared to $9.0 million for the six months ended June 30, 2004.

9. Comprehensive Income

      The following table presents the components of comprehensive income for the three months and six months ended June 30, 2005 and 2004:

                                     Three Months Ended      Six Months Ended
                                          June 30,               June 30,
                                     -------------------   --------------------
          (Amounts in thousands)       2005       2004       2005        2004
         ------------------------    --------   --------   --------    --------

         Net income                  $ 20,930   $ 14,497   $ 40,350    $ 33,942

         Commodity hedges,
            net of tax                  6,546        730     (9,882)     (1,843)

                                     --------   --------   --------    --------
         Comprehensive income        $ 27,476   $ 15,227   $ 30,468    $ 32,099
                                     ========   ========   ========    ========

10. Acquisition of Oil and Gas Properties

      On April 13, 2005, the Company completed an acquisition of oil and gas properties and related assets located primarily in the Company's North
Louisiana-East Texas core operating area for $86.9 million, of which approximately $64 million was allocated to proved properties and the remainder allocated to unproved properties. The acquisition included internally estimated net proved reserves of approximately 47 Bcfe, of which approximately two-thirds were undeveloped, associated with 137 producing wells and 81 proved undeveloped drilling locations and additional acreage with an estimated 185 drilling locations for which no proved reserves have been assigned. The acquisition was primarily financed with proceeds from issuance of the Additional Notes as described in Note 7 to Condensed Consolidated Financial Statements.

      The following table reflects the Company's unaudited pro forma revenue, net income and earnings per share as if the acquisition had taken place at the beginning of fiscal 2005 and 2004. These unaudited pro forma amounts do not purport to be indicative of the results that would have actually been obtained during the periods presented or that may be obtained in the future.

                                                         Three Months Ended        Six Months Ended
                                                              June 30,                 June 30,
                                                        ---------------------   ---------------------
                                                           2005        2004        2005        2004
                                                        ---------   ---------   ---------   ---------
         Total revenue and other                        $  79,273   $  54,438   $ 147,779   $ 108,448

         Net income                                     $  21,019   $  13,145   $  39,774   $  31,084

         Earnings per share of common stock - basic     $    0.42   $    0.27   $    0.80   $    0.64

         Earnings per share of common stock - diluted   $    0.42   $    0.26   $    0.79   $    0.63

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

Forward-Looking Statements

      The information discussed in this quarterly report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included herein concerning, among other things, planned capital expenditures, increases in oil and natural gas production, the number of anticipated wells to be drilled in the future, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as "may," "will," "expect," "estimate," "project," "plan," "believe," "achievable," "anticipate" and similar terms and phrases. Although we believe that the expectations reflected in any forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, among others:

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

      In 2005, our strategy is to continue to focus on low-risk development and exploitation drilling in our core operating areas and to commit approximately 15% to 20% of our capital expenditure budget to moderate-risk, higher-potential exploration prospects primarily in the onshore Gulf Coast region. We significantly added to our commodity price hedge positions during the first half of 2005 and will continue our disciplined hedging program designed to protect against price declines while participating to a large extent in future price increases. In this way, we endeavor to ensure that we generate a sufficient level of cash flow to carry out a capital expenditure program sufficient to at least replace our expected production and still benefit if prices rise. Please read Note 6 to our Condensed Consolidated Financial Statements for more information regarding our hedging activities. We plan to maintain a conservative capital structure and the financial flexibility to capitalize on growth opportunities when they become available.

      The execution of these strategies was evident in our results for the six months ended June 30, 2005. We accelerated our drilling program, investing $126 million (excluding acquisitions), and drilled 111 wells, of which 104 were successful, resulting in a 94% success rate. We further strengthened our financial  flexibility  by amending  our bank credit  facility  to,  among other things, increase the maximum commitment amount from $100 million to $250 million, extend the maturity date to March 31, 2009, and permit an additional $125 million of indebtedness for money borrowed. In connection with the amended facility, the lenders increased the borrowing base, which is redetermined semi-annually and may be adjusted based on the lenders' valuation of the Company's oil and natural gas reserves and other factors, from $100 million to $185 million. The borrowing base is automatically reduced by an amount equal to a specified percentage of the net proceeds from the issuance of any additional indebtedness that is not applied to refinance existing public indebtedness. As a result of the $100 million aggregate principal amount of senior notes offering discussed below, the borrowing base was automatically reduced by $20 million to $165 million and the amount of permitted additional indebtedness was reduced to $25 million.

      On April 8, 2005, we completed a private placement of $100 million aggregate principal amount of 7-1/8% Senior Notes due 2012. The net proceeds from the private placement were approximately $98.2 million after deducting estimated expenses of the offering. Approximately $82.2 million of the net proceeds, along with approximately $4.7 million paid as a deposit in February 2005, was used to finance our $86.9 million acquisition discussed in the following paragraph. The remainder of the net proceeds from the offering was used to repay approximately $16.0 million of outstanding borrowings under our bank credit facility. Please read Note 7 to our Condensed Consolidated Financial Statements.

      On April 13, 2005, we completed an acquisition of oil and gas properties and related assets located primarily in our North Louisiana-East Texas core operating area for $86.9 million. The acquisition included internally estimated net proved reserves of approximately 47 Bcfe, of which approximately two-thirds were undeveloped, associated with 137 producing wells and 81 proved undeveloped drilling locations and additional acreage with an estimated 185 drilling locations for which no proved reserves have been assigned. The acquisition was primarily financed with proceeds from the private placement of 7.1/8% senior notes due 2012 discussed in the preceding paragraph. The acquisition is consistent with our strategy of focusing on core areas and growth through drilling. We began drilling operations on these properties late in the second quarter and have budgeted approximately $20 million for this program in 2005.

      In the Mid-Continent region, we concentrate our drilling programs primarily in north Louisiana, east Texas, Oklahoma (Anadarko and Arkoma basins) and west Texas. Our Mid-Continent operations provide us with a solid base for production and reserve growth. We plan to continue to exploit areas within the various basins that require low-risk exploitation wells for additional reservoir drainage. Our exploitation wells are generally step-out and extension type wells with moderate reserve potential. In 2005, we plan to drill 105 to 125 wells in this region, approximately half of which are planned in the Elm Grove Field which is our largest field. We will also pursue drilling in the Sawyer Canyon, Joaquin, Terryville and Talihina fields and to commence development of the recently acquired properties discussed above. For the six months ended June 30, 2005, we drilled 65 wells in this region, of which 64 wells were completed, resulting in a 98% success rate.

      In the Gulf Coast region, we concentrate our drilling programs primarily in onshore south Texas. We also have working interests in several minor non-operated offshore and Mississippi salt basin properties. We conduct development programs and pursue moderate-risk, higher potential exploration drilling programs in this region. Our Gulf Coast operations have numerous exploration prospects that are expected to provide us additional growth. We anticipate drilling 55 to 60 wells in this region in 2005, approximately three-fourths of which will be exploratory. The 2005 drilling program will be concentrated in the O'Connor Ranch, La Reforma, Coquat and Austin fields and the West Mission Valley area. For the six months ended June 30, 2005, we drilled 46 wells, of which 40 were completed, resulting in an 87% success rate.

Results of Operations

      Income before income taxes for the three months ended June 30, 2005 increased 125%, to $34.6 million, compared to $15.4 million for the three months ended June 30, 2004. This increase was primarily attributable to a 29% increase in daily natural gas and oil production (37% increase in daily net production contributing to cash flow from operating activities) and a 19% increase in natural gas and oil prices, partially offset by higher operating expenses associated with the increased production and revenue. Income before income taxes for the three months ended June 30, 2004 was negatively impacted by a $3.7 million redemption premium and $0.9 million in additional interest expense associated with the early redemption of our 8-7/8% senior subordinated notes due 2006. Income tax expense for the three months ended June 30, 2005 was $13.6 million compared to $0.9 million for the three months ended June 30, 2004 reflecting the increase in our effective federal and state income tax rate to 39.5% in the 2005 three-month period compared to 5.8% for the three months ended June 30, 2004. Please read Note 2 to our Condensed Consolidated Financial Statements for more information regarding our income taxes. Net income for the three months ended June 30, 2005 was $20.9 million, or $0.42 per basic and diluted share, compared to $14.5 million, or $0.30 per basic share and $0.29 per diluted share, for the three months ended June 30, 2004.

      Income before income taxes for the six months ended June 30, 2005 increased 75%, to $64.4 million, compared to $36.8 million for the six months ended June 30, 2004. This increase was primarily attributable to a 24% increase in daily natural gas and oil production (31% increase in daily net production contributing to cash flow from operating activities) and a 16% increase in natural gas and oil prices, partially offset by higher operating expenses associated with the increased production and revenue. Income before income taxes for the six months ended June 30, 2004 was negatively impacted by a $3.7 million redemption premium and $0.9 million in additional interest expense associated with the early redemption of our 8-7/8% senior subordinated notes due 2006. Income tax expense for the six months ended June 30, 2005 was $24.1 million compared to $2.9 million for the six months ended June 30, 2005 reflecting the increase in our effective federal and state income tax rate to 37.3% in the 2005 six-month period compared to 7.8% for the six months ended June 30, 2004. Net income for the six months ended June 30, 2005 was $40.4 million, or $0.81 per basic share and $0.80 per diluted share, compared to $33.9 million, or $0.70 per basic share and $0.69 per diluted share, for the six months ended June 30, 2004.

      The following table sets forth: (i) our gross natural gas, oil and natural gas liquids production; (ii) our production net of obligations under a production payment (net production); (iii) our associated revenue; (iv) the average realized prices received for our production; (v) our production cost; and (vi) our per unit production cost for the three and six months ended June 30, 2005 and 2004.

                                               Three Months Ended           Six Months Ended
                                                    June 30,                    June 30,
                                            ------------------------    ------------------------
                                               2005          2004          2005          2004
                                            ----------    ----------    ----------    ----------
Production:
    Natural gas (MMcf) ..................       10,876         8,189        20,359        16,056
    Oil (Mbbl) ..........................          211           197           413           390
    Natural gas liquids (Mbbl) ..........           57            52           103           110
                                            ----------    ----------    ----------    ----------
          Total (MMcfe) (a) .............       12,482         9,686        23,453        19,056
    Dedicated to Production Payment .....       (1,047)       (1,332)       (2,156)       (2,745)
                                            ----------    ----------    ----------    ----------
          Net Production ................       11,435         8,354        21,297        16,311

Revenue ($000's):
    Natural gas .........................   $   68,502    $   44,520    $  125,985    $   88,633
    Oil .................................        8,589         5,562        16,273        10,786
    Natural gas liquids .................        1,223           900         2,338         1,877
                                            ----------    ----------    ----------    ----------
          Total .........................   $   78,314    $   50,982    $  144,596    $  101,296
                                            ==========    ==========    ==========    ==========

Average Price:
    Natural gas (per Mcf) ...............   $     6.30    $     5.44    $     6.19    $     5.52
    Oil (per bbl) .......................        40.64         28.16         39.41         27.63
    Natural gas liquids (per bbl) .......        21.65         17.23         22.74         17.09
          Total (per Mcfe) (b) ..........   $     6.27    $     5.26    $     6.17    $     5.32

Production cost ($000's)
    Lease operating expense .............   $    8,279    $    7,194    $   15,795    $   14,628
    Production and other taxes ..........        4,347         3,316         7,390         6,211
                                            ----------    ----------    ----------    ----------
          Total .........................   $   12,626    $   10,510    $   23,185    $   20,839
                                            ==========    ==========    ==========    ==========

Average production cost (per Mcfe):
    Lease operating expense .............   $     0.66    $     0.74    $     0.67    $     0.77
    Production and other taxes ..........         0.35          0.35          0.32          0.32
                                            ----------    ----------    ----------    ----------
          Total .........................   $     1.01    $     1.09    $     0.99    $     1.09
                                            ==========    ==========    ==========    ==========

----------
(a)   Includes delivery obligations  dedicated to the production payment sold in
      2001  discussed  in  Note  5  to  our  Condensed   Consolidated  Financial
      Statements.

(b) The average realized prices reported above include the non-cash effects of volumes delivered under the production payment as well as the unwinding of various derivative contracts terminated in 2001. These items do not generate cash to fund our operations. Excluding these items, the average realized price per Mcfe was $6.58 and $6.47 for the three and six months ended June 30, 2005 compared to $5.67 and $5.71 for the three and six months ended June 30, 2004.

Natural gas revenue

      For the three months ended June 30, 2005, natural gas revenue increased $24.0 million, to $68.5 million, compared to $44.5 million for the same period in 2004 due to a 33% increase in production and a 16% increase in average realized prices. The production increase was primarily due to our successful drilling program.

      For the six months ended June 30, 2005, natural gas revenue increased $37.4 million, to $126.0 million, compared to $88.6 million for the same period in 2004 due to a 27% increase in production and a 12% increase in average realized prices. The production increase was due primarily to our successful drilling program.

Oil and natural gas liquids revenue

      For the three months ended June 30, 2005, oil and natural gas liquids revenue increased $3.3 million, to $9.8 million, compared to $6.5 million for the same period in 2004 due to a 8% increase in production and 41% increase in average realized prices.

      For the six months ended June 30, 2005, oil and natural gas liquids revenue increased $5.9 million, to $18.6 million, compared to $12.7 million for the same period in 2004 primarily due to a 3% increase in production and a 42% increase in average realized prices.

      The increase in production in 2005 is attributed our successful drilling program.

Other, net

      For the three months ended June 30, 2005, other, net revenue was $0.4 million compared to other, net cost of $0.3 million for the three months ended June 30, 2004. The $0.7 million increase was primarily related to a $0.4 million non-cash unrealized gain on a call option we sold in February 2005 for $1.2 million ($0.805 per MMbtu) whereby the counterparty purchased the right to call
1.5 million MMbtu of our November 2005 through March 2006 production at $8.00 per MMbtu. Because this derivative instrument does not qualify for hedge accounting treatment pursuant to Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities", the change in its fair value is recorded to other, net each period until settlement. The remainder of the increase ($0.3 million) relates to the "ineffective" component of our derivatives that do qualify for hedge accounting treatment pursuant to SFAS No. 133.

      For the six months ended June 30, 2005, other, net was a cost of $1.1 million compared to $0.2 million for the six months ended June 30, 2004. The $0.9 million increase in net cost was primarily related to non-cash unrealized losses on derivative instruments, of which $0.4 million was related to the sold call option discussed above, $0.1 million relates to the "ineffective" component of our derivatives that do qualify for hedge accounting treatment pursuant to SFAS No. 133, and $0.4 million relates to derivatives that were not designated as hedges.

Lease operating expenses

      For the three months ended June 30, 2005, lease operating expenses ("LOE") increased $1.1 million, to $8.3 million, compared to $7.2 million for the three months ended June 30, 2004. On a per unit of production basis, LOE decreased 11% to $0.66 per Mcfe for the three months ended June 30, 2005 compared to $0.74 per Mcfe for the three months ended June 30, 2004.

      For the six months ended June 30, 2005, LOE increased $1.2 million, to $15.8 million, compared to $14.6 million for the six months ended June 30, 2004. On a per unit of production basis, LOE decreased 13% to $0.67 per Mcfe for the six months ended June 30, 2005 compared to $0.77 per Mcfe for the six months ended June 30, 2004.

      The increase in LOE during the 2005 three and six-month periods as compared to the same periods in 2004 reflect generally higher service costs experienced industry-wide and the increase in the number of producing wells as a result of our expanded drilling program. The decrease in the per unit costs in 2005 reflect higher production rates and efficiencies realized in certain of our larger fields where significant production increases have been achieved.

Production and other taxes

      For the three months ended June 30, 2005, production and other taxes increased $1.0 million, to $4.3 million, compared to $3.3 million for the three months ended June 30, 2004 reflecting higher revenues. On a per unit of production basis, production and other taxes were approximately $0.35 per Mcfe for each of the three months ended June 30, 2005 and 2004.

      For the six months ended June 30, 2005, production and other taxes increased $1.2 million, to $7.4 million, compared to $6.2 million for the six months ended June 30, 2004 reflecting higher revenues. On a per unit of production basis, production and other taxes were $0.32 per Mcfe in each of the six-month periods. The 2005 six-month period includes a $1.1 million production tax refund due to us as a result of lower production tax rates on certain qualified wells in Texas. Excluding the impact of the production tax refund, production and other taxes were $0.36 per Mcfe for the six months ended June 30, 2005 reflecting higher oil and gas revenues and higher ad valorem taxes due to the higher value of our oil and gas properties.

General and administrative expenses

      For the three months ended June 30, 2005, general and administrative expenses ("G&A") increased $0.5 million, to $2.7 million, compared to $2.2 million for the three months ended June 30, 2004. On a per unit of production basis, G&A was $0.22 per Mcfe for the three-month period ended June 30, 2005 compared to $0.23 per Mcfe for the three month period ended June 30, 2004. For the six months ended June 30, 2005, G&A increased $1.0 million, to $5.5 million, compared to $4.5 million for the six months ended June 30, 2004. On a per unit of production basis, G&A was $0.24 per Mcfe for the six-month period ended June 30, 2005 compared to $0.23 per Mcfe for the six-month period ended June 30, 2004.

      The increases in G&A in the 2005 three and six-month periods as compared to the same periods in 2004 were primarily attributable to higher labor costs associated with an increase in the work force and increased costs to comply with corporate governance initiatives mandated by the Sarbanes-Oxley Act of 2002 and the New York Stock Exchange.

Stock Compensation

      Stock compensation reflects the non-cash expense associated with stock options issued in 2001 that are subject to variable accounting in accordance with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," and the non-cash expense associated with the amortization of restricted stock grants. Under variable accounting for stock options, the amount of expense recognized during a reporting period is directly related to the movement in the market price of our common stock during that period.

      For the three months ended June 30, 2005, stock compensation was $0.6 million compared to $1.2 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, stock compensation was $1.0 million compared to $1.6 million for the six months ended June 30, 2004. The decrease in stock compensation expense in the 2005 three and six-month periods as compared to the same periods in 2004 reflects a decrease in the number of outstanding options subject to variable accounting and a more moderate increase in the market price of our common stock.

Depreciation, depletion and amortization

      We amortize our oil and gas properties using the unit-of-production method based on proved reserves. For the three months ended June 30, 2005, depreciation, depletion and amortization ("DD&A") increased $9.6 million, to $22.8 million ($1.83 per Mcfe), compared to $13.2 million ($1.36 per Mcfe) for the three months ended June 30, 2004. For the six months ended June 30, 2005, DD&A increased $14.6 million, to $40.6 million ($1.73 per Mcfe), compared to $26.0 million ($1.36 per Mcfe) for the six months ended June 30, 2004.

      The increase in the 2005 three and six-month periods reflects increased natural gas and oil production and higher costs. The increased costs reflect, among other things, our decision to pursue certain projects (including our recent acquisition of oil and gas properties and related assets in our North Louisiana-East Texas core operating area) with higher finding and development costs that provide attractive margins at current oil and gas prices.

Interest expense

      For the three months ended June 30, 2005, interest expense was $5.1 million compared to $4.4 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, interest expense was $8.5 million compared to $7.4 million for the six months ended June 30, 2004.

      The increase in interest expense in the 2005 three and six-month periods as compared to the same periods in 2004 reflects higher average outstanding borrowings following the issuance of $100 million of senior notes in April 2005. Please read Note 7 to our Condensed Consolidated Financial Statements. The 2004 three and six-month periods included an additional $0.9 million of interest expense as both our 8-7/8% senior subordinated notes due 2006 and our 7-1/8% senior notes due 2012 were outstanding during the month of April 2004.

Redemption premium on early extinguishment of debt

      On May 1, 2004, we redeemed our $125 million 8-7/8% senior subordinated notes due 2006. Pursuant to the indenture, we paid an early redemption premium of 2.958%, or $3.7 million, which was charged against earnings during the three months ended June 30, 2004.

Income taxes

      For the three months ended June 30, 2005, our federal and state income tax provision was $13.6 million (39.5% of pre-tax income) compared to $0.9 million (5.8% of pre-tax income) for the three months ended June 30, 2004. For the six months ended June 30, 2005, our federal and state income tax provision was $24.1 million (37.3% of pre-tax income) compared to an income tax provision of $2.9 million (7.8% of pre-tax income) for the six months ended June 30, 2004. Our income tax provisions during each of the aforementioned periods were primarily non-cash as we continued to utilize existing net operating loss carryforwards as discussed below and in Note 2 to our Condensed Consolidated Financial Statements.

      We currently anticipate that our effective federal and state book income tax rate for 2005 will be 37.3%. This is significantly higher than the effective income tax rates for 2004 as we resumed recording book income taxes at close to statutory rates following the reversal of the remainder of the valuation allowance against net deferred income tax assets at December 31, 2004. However, we have significant net operating loss carryforwards to offset taxable income in 2005 and beyond and anticipate that we will pay only alternative minimum tax ("AMT") in 2005 of approximately 2% to 3% of our pre-tax income. Please read
Note 2 to our Condensed Consolidated Financial Statements for more information regarding our income taxes.

Liquidity and Capital Resources

      Our primary cash requirements are for the exploration, development and acquisition of oil and gas properties, operating expenses and debt service. We expect to fund our drilling activities primarily with internally generated cash flow and to have sufficient capital resources available to allow us the flexibility to be opportunistic with our drilling program and to fund larger acquisitions and working capital requirements. We believe this approach allows us to maintain an appropriate capital structure that allows us to increase our oil and gas reserves.

      On March 31, 2005, we further strengthened our financial flexibility by amending our bank credit facility to, among other things, increase the maximum commitment amount from $100 million to $250 million, extend the maturity date to March 31, 2009, and permit an additional $125 million of indebtedness for money borrowed. In connection with the amended facility, the lenders increased the borrowing base, which is redetermined semi-annually and may be adjusted based on the lenders' valuation of the Company's oil and natural gas reserves and other factors, from $100 million to $185 million. The borrowing base is automatically reduced by an amount equal to a specified percentage of the net proceeds from the issuance of any additional indebtedness that is not applied to refinance existing public indebtedness. As a result of the $100 million aggregate principal amount of senior notes offering discussed below, the borrowing base was automatically reduced by $20 million to $165 million and the amount of permitted additional indebtedness was reduced to $25 million. As of June 30, 2005, $15 million was outstanding under the bank credit facility and $150 million of unused borrowing capacity was available for future financing needs.

      On April 8, 2005, we completed a private placement of $100 million aggregate principal amount of 7-1/8% Senior Notes due 2012. The net proceeds from the private placement were approximately $98.2 million after deducting estimated expenses of the offering. Approximately $82.2 million of the net proceeds, along with approximately $4.7 million paid as a deposit in February 2005, was used to finance the Company's $86.9 million acquisition discussed in the following paragraph. The remainder of the net proceeds from the offering was used to repay approximately $16.0 million of outstanding borrowings under our bank credit facility. Please read Note 7 to our Condensed Consolidated Financial Statements.

      On April 13, 2005, we completed an acquisition of oil and gas properties and related assets located primarily in our North Louisiana-East Texas core operating area for $86.9 million. The acquisition included internally estimated net proved reserves of approximately 47 Bcfe, of which approximately two-thirds were undeveloped, associated with 137 producing wells and 81 proved undeveloped drilling locations and additional acreage with an estimated 185 drilling locations for which no proved reserves have been assigned. The acquisition was primarily financed with proceeds from the private placement of 7? senior notes due 2012 discussed in the preceding paragraph. The acquisition is consistent with our strategy of focusing on core areas and growth through drilling. We began drilling operations on these properties late in the second quarter and have budgeted approximately $20 million for this program in 2005.

      In 2005, we have budgeted $225 million for capital investments in natural gas and oil properties, excluding the cost of acquisitions, and anticipate drilling 160 to 185 wells. We expect to fund our 2005 exploration and development activities primarily through internally generated cash flows. The amount and allocation of our capital investment program is subject to change based on operational developments, commodity prices, service costs, acquisitions and numerous other factors. Generally, acquisitions are not included on our base capital budget.

      Our net working capital position at June 30, 2005 was a deficit of $43.7 million. On that date, we had $150.0 million of unused availability under our bank credit facility. Working capital deficits are not unusual in our industry. We, like many other oil and gas companies, typically maintain relatively low cash reserves and use any excess cash to fund our capital expenditure program or pay down borrowings under our bank credit facility. The June 30, 2005 working capital deficit was somewhat higher than usual due mainly to the high level of accrued drilling costs ($36.4 million) as a result of our accelerated drilling program and the fair value of derivatives associated with our hedging program ($12.2 million liability).

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

Cash flow provided by operating activities

      For the six months ended June 30, 2005, net cash provided by operating activities increased 57% to $83.8 million compared to $53.2 million for the six months ended June 30, 2004. The increase during the 2005 six-month period was primarily due to the increase in net production and higher natural gas and oil prices.

Cash used in investing activities

      For the six months ended June 30, 2005, net cash used in investing activities was $202.1 million compared to $70.9 million during the same period in 2004. Substantially all of the net cash used in investing activities for the six months ended June 30, 2005 and 2004 was invested in oil and gas properties.

      Capital expenditures for the six months ended June 30, 2005 were $217.7 million, including $97.2 million used for development activities, $27.5 million for lease acquisitions, seismic surveys and exploratory drilling, $91.5 million for oil and gas property acquisitions, $1.2 million in capitalized asset retirement obligation and $0.3 million for other assets. These amounts include costs that were incurred and accrued as of June 30, 2005 but are not reflected in the net cash used in investing activities above until payment is made.

      Capital expenditures for the six months ended June 30, 2004 were $74.8 million, including $57.9 million used for development activities, $15.1 million for lease acquisitions, seismic surveys and exploratory drilling, $1.5 million in oil and gas property acquisitions, $0.1 million in capitalized asset retirement obligation and $0.2 million for other assets. These amounts include costs that were incurred and accrued as of June 30, 2004 but are not reflected in the net cash used in investing activities above until payment is made.

Cash from financing activities

      For the six months ended June 30, 2005, net cash provided by financing activities was $114.4 million, of which $100.6 million was proceeds from our senior notes offering, $15.0 million was from borrowings under our bank credit facility and $2.1 million was from proceeds from the exercise of stock options and warrants, partially offset by $3.4 million of deferred financing costs. For the six months ended June 30, 2004, net cash provided by financing activities was $25.2 million due to the refinancing of our debt in April 2004 as discussed in Note 7 to our Condensed Consolidated Financial Statements.

Contractual Cash Obligations

      The following table summarizes our future contractual cash obligations related to long-term debt after taking into account borrowings under our bank credit facility and the issuance on April 8, 2005 of the additional $100 million aggregate principal amount of 7-1/8% senior notes due 2012 as described above and as further described in Note 7 to our Condensed Consolidated Financial Statements (in thousands).

                                         Payments due by period
                                         ----------------------
                                       Less Than    1-3       3-5      More Than
                              Total     1 Year     Years     Years      5 Years
          ----------------------------------------------------------------------
          Long-term debt    $290,000       --        --     $15,000    $ 275,000

      As of June 30, 2005, there have been no other material changes outside the ordinary course of our business to the items listed in the Contractual Cash Obligations table included in our annual report on Form 10-K for the year ended December 31, 2004.

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

      We plan to adopt SFAS 123(R) on January 1, 2006. The impact of adoption of SFAS 123(R) on our results of operations cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the table in Note 4 to our Condensed Consolidated Financial Statements. SFAS 123(R) will have no impact on our overall financial position.

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

      As of June 30, 2005, we had outstanding  derivative  instruments  covering
10.3 million MMBtu of 2005 natural gas production, 12.9 million MMbtu of 2006 natural gas production, 1.4 million MMbtu of 2007 natural gas production, 0.2 million barrels of 2005 oil production and 0.1 million barrels of 2006 oil production. The following table sets forth information with respect to our open derivative contracts as of June 30, 2005.

                                                                       Expected Maturity
                                              ------------------------------------------------------------------  Fair Value as of
                                                             2005                        2006            2007         June 30,
                                              ------------------------------------   ------------     ----------        2005
                                                 3rd          4th                       For the           1st     ----------------
                                               Quarter      Quarter        Total         Year           Quarter    (In thousands)
                                               -------      -------        -----         ----           -------
Swaps:
Oil
   Volumes (bbl)                                 104,000       91,650      195,650       121,000              --    $   (3,738)
   Weighted average price ($/bbl)             $    43.18   $    44.22   $    43.67   $     51.35              --

Natural Gas
   Volumes (MMbtu)                             4,625,000    4,160,000    8,785,000    11,580,000       1,350,000    $  (11,828)
   Weighted average price ($/MMbtu)           $     6.89   $     7.51         7.19   $      7.28      $     7.52

Collars:
Natural Gas
    Volumes (MMbtu)                              460,000      460,000      920,000       450,000              --    $     (786)
    Weighted average price ($/MMbtu)
        Floor                                 $     5.50   $     5.50   $     5.50   $      6.75              --
        Cap                                   $     7.61   $     7.61   $     7.61   $      8.25              --

Sold calls:
Natural Gas
    Volumes (MMbtu)                                   --      610,000      610,000       900,000(1)           --    $   (1,663)
                                                                                                                    ----------
    Weighted average price ($/MMbtu)                  --   $     8.00   $     8.00          8.00              --

Fair value of derivatives at June 30, 2005                                                                          $  (18,015)
                                                                                                                    ==========

----------
(1)   First quarter only.

      In addition to the information set forth in the table above, we will deliver 1.7 Bcfe during the remainder of 2005 and 0.3 Bcfe in 2006 under the Production Payment and amortize deferred revenue at a weighted average price of $4.05 per Mcfe.

      Reflected in the table above are natural gas call options covering 1,510,000 MMbtu of natural gas production that were sold for proceeds of $1.2 million (0.805 per MMbtu) during the first quarter of 2005. These options do not qualify for hedge accounting treatment under SFAS No. 133 and therefore, all realized and unrealized gains and losses related to changes in fair value and realized gains and losses are being reported in other, net on the Condensed Statements of Consolidated Income. Unrealized gains associated with these sold call options were $0.4 million for the three months ended June 30, 2005 while unrealized losses were $0.4 million for the six months ended June 30, 2005.

      Commodity Price Swaps. Commodity price swap agreements require us to make payments to, or entitle us to receive payments from, the counterparties based upon the differential between a specified fixed price and a price related to those quoted on the New York Mercantile Exchange for the period involved.

      Futures Contracts. Oil or natural gas futures contracts require us to sell and the counterparty to buy oil or natural gas at a future time at a fixed price.

      Option Contracts. Option contracts provide the right, not the obligation, to buy or sell a commodity at a fixed price. By buying a "put" option, we are able to set a floor price for a specified quantity of our oil or natural gas production. By selling a "call" option, we receive an upfront premium from selling the right for a counterparty to buy a specified quantity of oil or natural gas production at a fixed price.

      Price Collars. Selling a call option and buying a put option creates a "collar" whereby we establish a floor and ceiling price for a specified quantity of future production. Buying a call option with a strike price above the sold call strike establishes a "3-way collar" that entitles us to capture the benefit of price increases above that call price.

      Commodity Basis Swaps. Commodity basis swap agreements require the Company to make payments to, or receive payments from, the counterparties based upon the differential between certain pricing indices and a stated differential amount.

Interest Rate Risk

      We use fixed and variable rate long-term debt to finance our capital spending program and for general corporate purposes. Our variable rate debt instruments expose us to market risk related to changes in interest rates. Our fixed rate debt and the associated weighted average interest rate was $275.0 million at 7-1/8% as of June 30, 2005 and $175 million at 7-1/8% as of December 31, 2004 and June 30, 2004. Our variable rate debt and weighted average interest rate was $15.0 million at 6.25% on June 30, 2005 and we did not have any outstanding variable rate debt as of June 30, 2004 or December 31, 2004.

      The table below presents our debt obligations and related average interest rates expected by maturity date as of June 30, 2005 (dollars in millions).

                                                            As of June 30, 2005
                                --------------------------------------------------------------------------------
                                                 Expected Maturity Date
                                ------------------------------------------------------------              Fair
                                  2005      2006      2007      2008      2009    Thereafter   Total      Value
                                -------   -------   -------   -------   -------   ----------  -------    -------
Long-term debt
     Fixed rate                    --        --        --        --        --      $ 275.0    $ 275.0    $ 280.5
     Average interest rate         --        --        --        --        --        7.125%     7.125%        --

     Variable rate                 --        --        --        --    $  15.0          --    $  15.0    $  15.0
     Average interest rate         --        --        --        --      6.250%         --      6.250%        --

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

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

      We held our Annual Meeting of Stockholders (the "Annual Meeting") on May 26, 2005 in Houston, Texas to elect three directors to serve until the Annual Meeting of Stockholders in 2008 and to approve the KCS Energy, Inc. 2005 Employee and Directors Stock Plan, as amended. The Annual Meeting was adjourned until June 10, 2005 in order to give stockholders additional time to consider and to vote on these matters. A total of 46,746,485 shares of our common stock were present at the meeting in person or by proxy, which represented 93.9% of the outstanding shares of our common stock as of March 28, 2005, the record date for the Annual Meeting.

      Director nominees were elected at the Annual Meeting based on the following vote tabulation:

                                          Votes in Favor    Votes Withheld
                                          --------------    --------------

              James W. Christmas            45,303,191         1,443,294
              Joel D. Siegel                35,711,347        11,035,138
              Christopher A. Viggiano       44,913,908         1,832,577

      The directors with terms of office continuing after the Annual Meeting are as follows:

            Directors with terms expiring in 2006
            -------------------------------------

              William N. Hahne
              Gary A. Merriman

            Directors with terms expiring in 2007
            -------------------------------------

              G. Stanton Geary
              Robert G. Raynolds

      Stockholders approved the KCS Energy, Inc. 2005 Employee and Directors Stock Plan, as amended, at the Annual Meeting based on the following vote tabulation:

                                                             Broker Non-
          For            Against          Abstentions           Votes
          ---            -------          -----------           -----
      30,623,965        4,802,560           235,045           11,084,915

Item 6. Exhibits.

      *4.1 First Supplemental Indenture, dated as of April 8, 2005, to Indenture, dated as of April 1, 2004, among KCS Energy, Inc.KCS Resources, Inc., Medallion California Properties Company, KCS Energy Services, Inc., Proliq, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to KCS Energy, Inc.'s current report on Form 8-K (File No. 001-13781) filed with the SEC on April 11, 2005).

      *10.1 Registration Rights Agreement, dated April 8, 2005, among KCS Energy, Inc., KCS Resources, Inc., Medallion California Properties Company, KCS Energy Services, Inc., Proliq, Inc., Credit Suisse First Boston LLC, J.P. Morgan Securities Inc., Harris Nesbitt Corp., BNP Paribas Securities Corp. and Greenwich Capital Markets, Inc. (incorporated by reference to
                  Exhibit 10.2 to KCS Energy, Inc.'s current report on Form 8-K (File No. 001-13781) filed with the SEC on April 11, 2005).

      *10.2 KCS Energy, Inc. 2005 Employee and Directors Stock Plan (incorporated by reference to Exhibit 4.8 to KCS' registration statement on Form S-8 (File No. 333- 125690) filed with the SEC on June 10, 2005).

      *10.3 First Amendment of KCS Energy, Inc. 2005 Employee and Directors Stock Plan (incorporated by reference to Exhibit
                  10.1 to KCS' current report on Form 8-K (File No. 001-13781) filed with the SEC on May 19, 2005).

      *10.4 Form of Supplemental Stock Option Agreement under KCS Energy, Inc. 2005 Employee and Directors Stock Plan and related Stock Option Exercise Agreement (incorporated by reference to
                  Exhibit 10.3 to KCS' current report on Form 8-K (File No. 001-13781) filed with the SEC on June 16, 2005).

      *10.5 Form of Supplemental Stock Option Agreement for Non-Employee Directors under KCS Energy, Inc. 2005 Employee and Directors Stock Plan (incorporated by reference to Exhibit 10.4 to KCS' current report on Form 8-K (File No. 001-13781) filed with the SEC on June 16, 2005).

      *10.6 Form of Restricted Stock Award Agreement under KCS Energy, Inc. 2005 Employee and Directors Stock Plan (without accelerated vesting provision) and related Restricted Stock Award Certificate (incorporated by reference to Exhibit 10.5 to KCS' current report on Form 8-K (File No. 001-13781) filed with the SEC on June 16, 2005).

      *10.7 Form of Restricted Stock Award Agreement under KCS Energy, Inc. 2005 Employee and Directors Stock Plan (with accelerated vesting provision) and related Restricted Stock Award Certificate (incorporated by reference to Exhibit 10.6 to KCS' current report on Form 8-K (File No. 001-13781) filed with the SEC on June 16, 2005).

      *10.8 Summary of Compensation Arrangements for Non-Employee Directors (incorporated by reference to Exhibit 10.7 to KCS' current report on Form 8-K (File No. 001-13781 filed with the SEC on June 16, 2005).

      *10.9 Purchase Agreement, dated April 5, 2005, among KCS Energy, Inc., KCSResources, Inc., Medallion California Properties Company, KCS Energy Services, Inc., Proliq, Inc., Credit Suisse First Boston LLC, J.P. Morgan Securities Inc., Harris Nesbitt Corp., BNP Paribas Securities Corp. and Greenwich Capital Markets, Inc. (incorporated by reference to Exhibit
                  10.1 to KCS Energy, Inc.'s current report on Form 8-K (File No. 001-13781) filed on April 11, 2005).

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

                                  KCS ENERGY, INC.

Date: August 9, 2005                /s/ Frederick Dwyer
                                    --------------------------------------------
                                        Frederick Dwyer
                                        Vice President, Controller and Secretary
                                        (Signing on behalf of the registrant and
                                        as Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
  No.       Description
-------     -----------

*4.1 First Supplemental Indenture, dated as of April 8, 2005, to Indenture, dated as of April 1, 2004, among KCS Energy, Inc., KCS Resources, Inc., Medallion California Properties Company, KCS Energy Services, Inc, Proliq, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to KCS Energy, Inc.'s current report on Form 8-K (File No. 001-13781) filed with the SEC on April 11, 2005).

*10.1 Registration Rights Agreement, dated April 8, 2005, among KCS Energy, Inc., KCS Resources, Inc., Medallion California Properties Company, KCS Energy Services, Inc., Proliq, Inc., Credit Suisse First Boston LLC, J.P. Morgan Securities Inc., Harris Nesbitt Corp., BNP Paribas Securities Corp. and Greenwich Capital Markets, Inc. (incorporated by reference to Exhibit 10.2 to KCS Energy, Inc.'s current report on Form 8-K (File No. 001-13781) filed with the SEC on April 11, 2005).

*10.2 KCS Energy, Inc. 2005 Employee and Directors Stock Plan (incorporated by reference to Exhibit 4.8 to KCS' registration statement on Form S-8 (File No. 333- 125690) filed with the SEC on June 10, 2005).

*10.3 First Amendment of KCS Energy, Inc. 2005 Employee and Directors Stock Plan (incorporated by reference to Exhibit 10.1 to KCS' current report on Form 8-K (File No. 1-13781) filed with the SEC on May 19, 2005).

*10.4 Form of Supplemental Stock Option Agreement under KCS Energy, Inc. 2005 Employee and Directors Stock Plan and related Stock Option Exercise Agreement (incorporated by reference to Exhibit 10.3 to KCS' current report on Form 8-K (File No. 1-13781) filed with the SEC on June 16, 2005).

*10.5 Form of Supplemental Stock Option Agreement for Non-Employee Directors under KCS Energy, Inc. 2005 Employee and Directors Stock Plan (incorporated by reference to Exhibit 10.4 to KCS' current report on Form 8-K (File No. 1-13781) filed with the SEC on June 16,
            2005).

*10.6 Form of Restricted Stock Award Agreement under KCS Energy, Inc. 2005 Employee and Directors Stock Plan (without accelerated vesting provision) and related Restricted Stock Award Certificate (incorporated by reference to Exhibit 10.5 to KCS' current report on Form 8-K (File No. 1-13781) filed with the SEC on June 16, 2005).

*10.7 Form of Restricted Stock Award Agreement under KCS Energy, Inc. 2005 Employee and Directors Stock Plan (with accelerated vesting provision) and related Restricted Stock Award Certificate (incorporated by reference to Exhibit 10.6 to KCS' current report on Form 8-K (File No. 1-13781) filed with the SEC on June 16,
            2005).

*10.8 Summary of Compensation Arrangements for Non-Employee Directors (incorporated by reference to Exhibit 10.7 to KCS' current report on Form 8-K (File No. 1-13781 filed with the SEC on June 16, 2005).

*10.9 Purchase Agreement dated April 5, 2005, among KCS energy, Inc., KCS Resources, Inc., Medallion California Properties Company, KCS Energy Services, Inc., Proliq, Inc., Credit Suisse First Boston LLC, J.P. Morgan Securities Inc., Harris Nesbitt Corp., BNP Paribas Securities Corp. and Greenwich Capital Markets, Inc. (incorporated by reference to Exhibit 10.1 to KCS energy, Inc.'s current report on From 8-K (File No. 001-13781) filed with the SEC on April 11, 2005).

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