Form 10-Q
period 2005-09-30
KCS ENERGY INC
filed 2005-11-09
CIK 832820

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2005

                                       or

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No

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

      Number of shares of common stock, par value $0.01 per share, outstanding as of November 1, 2005: 50,276,669.

                                          PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                                         KCS ENERGY, INC. AND SUBSIDIARIES
                                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                  (Amounts in thousands, except per share data)
                                                    (Unaudited)

                                                                     Three Months Ended        Nine Months Ended
                                                                        September 30,             September 30,
                                                                   ----------------------    ----------------------
                                                                      2004         2005         2004        2005
                                                                   ---------    ---------    ---------    ---------
Oil and natural gas revenue                                        $ 101,714    $  52,983    $ 246,310    $ 154,279
Other, net                                                                22         (416)        (195)        (546)
                                                                   ---------    ---------    ---------    ---------
          Total revenue and other                                    101,736       52,567      246,115      153,733
                                                                   ---------    ---------    ---------    ---------
Operating costs and expenses
    Lease operating expenses                                           9,469        6,747       25,264       21,375
    Production and other taxes                                         6,674        3,958       14,064       10,169
    General and administrative expenses                                2,733        2,226        8,254        6,698
    Stock compensation                                                 1,353          478        2,314        2,045
    Accretion of asset retirement obligation                             241          257          723          772
    Depreciation, depletion and amortization                          24,279       13,874       64,882       39,882
                                                                   ---------    ---------    ---------    ---------
          Total operating costs and expenses                          44,749       27,540      115,501       80,941
                                                                   ---------    ---------    ---------    ---------
Operating income                                                      56,987       25,027      130,614       72,792
                                                                   ---------    ---------    ---------    ---------
Loss on mark-to-market derivatives, net                              (12,160)      (1,284)     (12,997)      (1,365)
Interest and other income                                                 20           85           94          313
Redemption premium on early extinguishment of debt                        --           --           --       (3,698)
Interest expense                                                      (5,012)      (3,415)     (13,471)     (10,812)
                                                                   ---------    ---------    ---------    ---------
Income before income taxes                                            39,835       20,413      104,240       57,230
Federal and state income tax expense                                 (15,348)      (1,595)     (39,403)      (4,470)
                                                                   ---------    ---------    ---------    ---------
Net income                                                            24,487       18,818       64,837       52,760
                                                                   =========    =========    =========    =========

Earnings per share of common stock - basic                         $    0.49    $    0.38    $    1.31    $    1.08
                                                                   =========    =========    =========    =========

Earnings per share of common stock - diluted                       $    0.49    $    0.38    $    1.29    $    1.06
                                                                   =========    =========    =========    =========

Average shares outstanding for computation of earnings per share
  Basic                                                               49,688       48,936       49,570       48,831
  Diluted                                                             50,308       49,767       50,117       49,613

                     The accompanying notes are an integral part of these financial statements.


                                KCS ENERGY, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                     (Amounts in thousands, except share and per share data)
                                           (Unaudited)

                                                                              September 30,     December 31,
                                                                                  2005              2004
                                                                             --------------    --------------
ASSETS
Current assets
    Cash and cash equivalents                                                $        5,078    $        6,613
    Trade accounts receivable, less allowance for doubtful accounts
      of $4,981 in 2005 and $4,880 in 2004                                           63,450            35,173
    Prepaid drilling                                                                  2,264               510
    Other current assets                                                              1,825             3,549
                                                                             --------------    --------------
      Current assets                                                                 72,617            45,845
                                                                             --------------    --------------
Property, plant and equipment
    Oil and gas properties, full cost method, $32,871 and $11,239 excluded from amortization in 2005 and 2004, respectively, less accumulated
      DD&A - 2005 $1,054,115; 2004 $989,930                                         614,222           393,217
    Other property, plant and equipment, at cost less
      accumulated depreciation - 2005 $13,246; 2004 $12,549                           7,597             7,788
                                                                             --------------    --------------
      Property, plant and equipment, net                                            621,819           401,005
                                                                             --------------    --------------
Deferred charges and other assets
    Deferred taxes                                                                   35,216            31,713
    Other                                                                            11,022             8,745
                                                                             --------------    --------------
      Deferred charges and other assets                                              46,238            40,458
                                                                             --------------    --------------
TOTAL ASSETS                                                                 $      740,674    $      487,308
                                                                             ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                         $       44,056    $       38,772
    Accrued interest                                                                  9,818             3,118
    Accrued drilling cost                                                            25,148            21,922
    Derivative liabilities                                                          102,872                --
    Other accrued liabilities                                                        13,100            10,775
    Income taxes payable                                                                819                --
                                                                             --------------    --------------
      Current liabilities                                                           195,813            74,587
                                                                             --------------    --------------
Deferred credits and other non-current liabilities
    Deferred revenue                                                                  4,666            17,326
    Asset retirement obligation                                                      13,967            12,655
    Derivative liabilities                                                           14,830                --
    Other                                                                               692               691
                                                                             --------------    --------------
      Deferred credits and other non-current liabilities                             34,155            30,672
                                                                             --------------    --------------
Long-term debt
    Credit facility                                                                  19,000                --
    Senior notes                                                                    275,580           175,000
                                                                             --------------    --------------
      Long-term debt                                                                294,580           175,000
                                                                             --------------    --------------
Commitments and contingencies
Stockholders' equity
    Common stock, par value $0.01 per share, authorized
    75,000,000 shares; issued 52,434,475 and 51,395,536, respectively                   524               514
    Additional paid-in capital                                                      251,341           241,545
    Retained earnings (deficit)                                                      36,640           (28,197)
    Unearned compensation                                                            (2,419)           (1,225)
    Accumulated other comprehensive loss                                            (65,219)             (847)
    Less treasury stock, 2,167,096 shares, at cost                                   (4,741)           (4,741)
                                                                             --------------    --------------
      Total Stockholders' equity                                                    216,126           207,049
                                                                             --------------    --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $      740,674    $      487,308
                                                                             ==============    ==============

                The accompanying notes are an integral part of these financial statements.


                              KCS ENERGY, INC. AND SUBSIDIARIES
                        CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                    (Amounts in thousands)
                                         (Unaudited)

                                                                For the Nine Months Ended
                                                                      September 30,
                                                               --------------------------
                                                                   2005           2004
                                                               -----------    -----------
Cash flows from operating activities:
      Net income                                               $    64,837    $    52,760
      Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation, depletion and amortization                  64,882         39,882
          Amortization of deferred revenue                         (12,660)       (16,497)
          Non-cash losses on derivative instruments                 14,402          4,733
          Redemption premium on early extinguishment of debt            --          3,698
          Deferred income tax expense                               37,653          3,469
          Stock compensation                                         2,314          2,045
          Accretion of asset retirement obligation                     723            772
          Other non-cash charges and credits, net                    1,150            917
      Changes in operating assets and liabilities:
          Trade accounts receivable                                (28,420)        (3,384)
          Accounts payable and accrued liabilities                   8,163          6,856
          Accrued interest                                           6,700          1,136
          Other, net                                                (1,900)        (1,074)
                                                               -----------    -----------
Net cash provided by operating activities                          157,844         95,313
                                                               -----------    -----------

Cash flows from investing activities:
      Investment in oil and gas properties                        (282,317)      (109,787)
      Investment in other property, plant and equipment               (506)          (397)
      Other, net                                                     1,511            840
                                                               -----------    -----------
Net cash used in investing activities                             (281,312)      (109,344)
                                                               -----------    -----------

Cash flows from financing activities:
      Proceeds from borrowings                                     119,625        175,000
      Repayments of debt                                                --       (142,000)
      Proceeds from issuance of common stock                         5,744          1,452
      Redemption premium on early extinguishment of debt                --         (3,698)
      Deferred financing costs                                      (3,436)        (5,614)
                                                               -----------    -----------
Net cash provided by financing activities                          121,933         25,140
                                                               -----------    -----------
Increase (decrease) in cash and cash equivalents                    (1,535)        11,109
Cash and cash equivalents at beginning of period                     6,613          2,178
                                                               -----------    -----------
Cash and cash equivalents at end of period                     $     5,078    $    13,287
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



                                                  KCS ENERGY, INC. AND SUBSIDIARIES
                                      CONDENSED STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                                                             (Unaudited)

                                                                                         Accumulated
                                                        Additional   Retained   Unearned Other Compre-          Compre-     Stock-
                                                 Common   Paid-in    Earnings    Compen-    hensive   Treasury  hensive    holders'
                                                 Stock    Capital    (Deficit)   sation      Loss      Stock     Income     Equity
                                                --------  --------   --------   --------   --------   --------  --------   --------
                                                                                (Dollars in thousands)
Balance at December 31, 2004                    $    514  $241,545  $(28,197)  $ (1,225)  $   (847)  $ (4,741)             $207,049
   Comprehensive income
    Net income                                        --        --    64,837         --         --         --   $ 64,837     64,837
    Commodity hedges, net of tax                      --        --        --         --    (64,372)        --    (64,372)   (64,372)
                                                                                                                --------
   Comprehensive income                                                                                         $    465
                                                                                                                ========
   Stock issuances - exercise of warrants              2       798        --         --         --         --                   800
   Stock issuances - exercise of stock options         6     2,995        --         --         --         --                 3,001
   Stock issuances - benefit plans and
       awards of restricted stock                      2     2,742        --     (2,161)        --         --                   583
   Tax benefit of stock option exercise               --     1,914        --         --         --         --                 1,914
   Stock compensation expense                         --     1,347        --        967         --         --                 2,314
                                                --------  --------   --------   --------   --------   --------             --------
Balance at September 30, 2005                   $    524  $251,341  $ 36,640   $ (2,419)  $(65,219)  $ (4,741)             $216,126
                                                ========  ========   ========   ========   ========   ========             ========

                              The accompanying notes are an integral part of these financial statements.


                        KCS ENERGY, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation
      The condensed consolidated interim financial statements included herein have been prepared by KCS Energy, Inc. ("KCS" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and reflect all adjustments which are of a normal recurring nature and which are, in the opinion of management, necessary for a fair presentation of the interim results. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented herein not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Certain previously reported amounts have been reclassified to conform with current period presentations. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

2.  Income Taxes
      Federal alternative minimum tax payments, or AMT, of $1.0 million were made during each of the nine months ended September 30, 2005 and 2004. No state income tax payments were made during the nine months ended September 30, 2005 or 2004.

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

      The determination to establish or adjust a valuation allowance requires significant judgment as the estimates used in preparing budgets, forecasts and reserve reports are inherently imprecise and subject to substantial revision as a result of changes in the outlook for prices, production volumes and costs, among other factors. It is difficult to predict with precision the timing and amount of taxable income the Company will generate in the future. Accordingly, while the Company's current net operating loss carryforwards aggregating approximately $159 million as of December 31, 2004 have remaining lives ranging from 14 to 18 years, management examines a much shorter time horizon, usually two to three years, when projecting estimates of future taxable income and making the determination as to whether a valuation allowance is required.

      In the fourth quarter of 2004, based on the aforementioned analysis and the Company's belief that the future outlook for continued generation of taxable income is positive based on existing available information, including current prices quoted on the New York Mercantile Exchange, the Company reversed the remainder of the valuation allowance against net deferred income tax assets. Accordingly, beginning January 1, 2005, the

Company resumed recording book income taxes at close to statutory rates. The Company currently anticipates that its effective federal and state book income tax rate for 2005 will be 37.8%. However, the Company will continue to utilize its net operating loss carryforwards to offset taxable income and will be subject primarily to AMT in 2005.

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                          For the Three Months Ended     For the Nine Months Ended
                                                                 September 30,                 September 30,
(amounts in thousands                                     ---------------------------   ---------------------------
except per share data)                                        2005           2004           2005           2004
-------------------------------------------------------   ------------   ------------   ------------   ------------
Net income                                                $     24,487   $     18,818   $     64,837   $     52,760
                                                          ------------   ------------   ------------   ------------

Basic earnings per share:
     Average shares of common stock outstanding                 49,688         48,936         49,570         48,831
                                                          ------------   ------------   ------------   ------------
Basic earnings per share                                  $       0.49   $       0.38   $       1.31   $       1.08
                                                          ============   ============   ============   ============

Diluted earnings per share:
     Average shares of common stock outstanding                 49,688         48,936         49,570         48,831
     Stock options, warrants and non-vested shares                 620            831            547            782
                                                          ------------   ------------   ------------   ------------
     Average diluted shares of common stock outstanding         50,308         49,767         50,117         49,613
                                                          ------------   ------------   ------------   ------------
Diluted earnings per share                                $       0.49   $       0.38   $       1.29   $       1.06
                                                          ============   ============   ============   ============

4.  Stock Compensation
      The cost of awards of restricted stock, determined as the market value of the shares as of the date of grant, is expensed ratably over the restricted period. Stock options issued under the Company's 2001 Employee and Directors Stock Plan within six months of the cancellation of options in connection with the Company's plan of reorganization are subject to variable accounting in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" until exercised. Under variable accounting for stock options, the amount of expense recognized during a reporting period is directly related to the movement in the market price of the Company's common stock during that period. Stock compensation expense, which is included as a component of general and administrative expenses on the Condensed Statements of Consolidated Income, was $1.4 million for the three months ended September 30, 2005 compared to $0.5 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005, stock compensation was $2.3 million compared to $2.0 million for the nine months ended September 30, 2004.

      As permitted under Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation," as amended ("SFAS No. 123"), the Company has elected to continue to account for stock options under the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Under this method, the Company does not record any compensation expense for stock options granted if the exercise price of those options is equal to or greater than the market price of the Company's common stock on the date of grant, unless the awards are subsequently modified. As indicated in Note 11 below, the adoption of SFAS No. 123 (Revised 2004), "Share-Based Payment", will result in recognition of compensation expense beginning in the first quarter of 2006, and thus may impact the Company's future results of operations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123.

                                            For the Three Months Ended       For the Nine Months Ended
                                                   September 30,                   September 30,
                                           ----------------------------    ----------------------------
                                               2005            2004            2005            2004
                                           ------------    ------------    ------------    ------------
                                                           (amounts in thousands except
                                                                  per share data)
   Net income ..........................   $     24,487    $     18,818    $     64,837    $     52,760
   Add: Stock-based compensation expense
     included in reported net income ...            880             478           1,504           2,045
   Deduct: Total stock-based employee
      compensation expense determined
      under fair value based method for
      all awards .......................           (535)           (615)         (1,452)         (1,671)
                                           ------------    ------------    ------------    ------------
   Pro forma net income ................   $     24,832    $     18,681    $     64,889    $     53,134
                                           ============    ============    ============    ============
Basic earnings per share:
                                           ------------    ------------    ------------    ------------
   Average shares outstanding ..........         49,688          48,936          49,570          48,831
                                           ------------    ------------    ------------    ------------
      Basic - as reported ..............   $       0.49    $       0.38    $       1.31    $       1.08
      Basic - pro forma ................   $       0.50    $       0.38    $       1.31    $       1.09
Diluted earnings  per share:
                                           ------------    ------------    ------------    ------------
   Average diluted shares outstanding ..         50,308          49,767          50,117          49,613
                                           ------------    ------------    ------------    ------------
      Diluted - as reported ............   $       0.49    $       0.38    $       1.29    $       1.06
      Diluted - pro forma ..............   $       0.49    $       0.38    $       1.29    $       1.07


5.  Deferred Revenue
      For the nine months ended September 30, 2005, the Company delivered 3.1 Bcfe and recorded $12.7 million of oil and gas revenue associated with a production payment sold in February 2001. This compares to production payment deliveries of 4.0 Bcfe and $16.5 million of oil and gas revenue for the nine months ended September 30, 2004. As of September 30, 2005, 1.1 Bcfe remained to be delivered under the production payment, of which 0.8 Bcfe is to be delivered in the remainder of 2005 and 0.3 Bcfe in 2006.

6.  Derivatives
      Oil and natural gas prices have historically been volatile. The Company has at times utilized derivative contracts, including commodity price swaps, futures contracts, option contracts and price collars, to manage this price risk. The Company accounts for its derivative contracts in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for derivative Instruments and Hedging Activities ("SFAS No. 133").

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

      As of September 30, 2005, the Company had outstanding derivative instruments covering 5.8 million MMBtu of 2005 natural gas production, 18.1 million MMbtu of 2006 natural gas production, 2.3 million MMbtu of 2007 natural gas production, 0.1 million barrels of 2005 oil production and 0.2 million barrels of 2006 oil production. The following table sets forth information with respect to the Company's open derivative contracts as of September 30, 2005.


                                                                     Expected Maturity
                                   ---------------------------------------------------------------------------------   Fair Value
                                      2005                                 2006                              2007        as of
                                   ----------  ----------------------------------------------------------  ---------   September 30,
                                                                                                                           2005
                                       4th         1st         2nd         3rd         4th                   Full     --------------
                                     Quarter     Quarter     Quarter     Quarter     Quarter     Total      Year (1)  (In thousands)
Swaps:
Oil
  Volumes (bbl)                        91,650      30,000      30,200      30,400      30,400     121,000          --   $   (3,850)
  Weighted average price ($/bbl)   $    44.22  $    52.28  $    51.62  $    51.04  $    50.47  $    51.35          --

Natural Gas
  Volumes (MMbtu)                   4,730,000   4,815,000   3,210,000   2,780,000   1,860,000  12,665,000   2,255,000   $  (93,376)
  Weighted average price ($/MMbtu) $     7.81  $     8.11        7.31        7.35        6.92  $     7.57  $     7.78
Collars:
Oil
  Volumes (bbl)                            --      22,500      22,750      23,000      23,000      91,250          --   $      (17)
  Weighted average price ($/bbl)
     Floor                         $       --  $    55.00  $    55.00  $    55.00  $    55.00  $    55.00          --
     Cap                           $       --  $    81.00  $    81.00  $    81.00  $    81.00  $    81.00          --
Natural Gas
  Volumes (MMbtu)                     460,000   1,800,000   1,365,000   1,380,000          --   4,545,000          --   $  (10,935)
  Weighted average price ($/MMbtu)
    Floor                          $     5.50  $     8.44  $     8.00  $     8.00          --  $     8.17          --
    Cap                            $     7.61  $    12.89  $    11.01  $    10.90          --  $    11.72          --

Sold calls:
Natural Gas
  Volumes (MMbtu)                     610,000     900,000          --          --          --     900,000          --   $   (9,524)
  Weighted average price ($/MMbtu) $     8.00  $     8.00          --          --          --  $     8.00          --
                                                                                                                        -----------

Fair value of derivatives at September 30, 2005.                                                                        $ (117,702)
-----------------------------------------------                                                                         ===========
(1)First and second quarter only



            The fair value of the Company's derivative instruments are reflected as assets or liabilities in the Company's financial statements as presented in the following table.

                                                             September 30, 2005
                                                             ------------------
                                                                (in thousands)
       Derivative liabilities-current                        $          102,872
       Derivative liabilities-non-current                                14,830

                                                             ------------------
       Fair value of derivatives at September 30, 2005       $          117,702
                                                             ==================


      In addition to the information set forth in the first table above, the Company will deliver 0.8 Bcfe during the remainder of 2005 and 0.3 Bcfe in 2006 under the production payment discussed in Note 5 and amortize deferred revenue with respect to such deliveries at a weighted average price of $4.05 per Mcfe.

      Reflected in the first table above are natural gas call options covering 1,510,000 MMbtu of natural gas production that were sold for proceeds of $1.2 million ($0.805 per MMbtu) during the first quarter of 2005. These options do not qualify for hedge accounting treatment under SFAS No. 133 and therefore all realized and unrealized gains and losses related to changes in fair value are being reported as a net gain or loss on mark-to-market derivatives on the Condensed Statements of Consolidated Income. Unrealized losses associated with these sold call options were $7.9 million and $8.3 million for the three and nine months ended September 30, 2005, respectively.

      As of September 30, 2005, the Company had approximately $65.2 million of derivative losses, net of tax, recorded in Accumulated Other Comprehensive
Income  (Loss)  ("AOCI")  which  included  losses   associated  with  terminated
commodity derivatives and other commodity derivatives. The following table recaps the balance of AOCI at September 30, 2005 on both a pre-tax and after-tax basis.
                                                  Pre-tax       After-tax
                                                 ----------     ----------
                                                      (In thousands)
Terminated commodity derivatives (a)             $     (756)     $    (474)
Other commodity derivatives (b)                    (104,092)       (64,745)
                                                 ----------      ---------
AOCI at September 30, 2005                       $ (104,848)     $ (65,219)
                                                 ==========      =========


      (a) During 2001, the Company terminated certain commodity derivative instruments and recognized a charge to AOCI. As the original forecasted transaction occurs, this loss is reclassified as a charge against earnings. The following table details the activity of these terminated commodity instruments on both a pre-tax and after-tax basis.

                                                       Pre-tax      After-tax
                                                      --------      ---------
                                                           (In thousands)
Balance included in AOCI, December 31, 2004           $ (3,026)      $ (1,967)
Reclassified as a charge against earnings                2,270          1,493
                                                      --------       --------
Balance included in AOCI, September 30, 2005          $   (756)      $   (474)
                                                      ========       ========

      The $0.5 million after-tax loss remaining in AOCI at September 30, 2005 related to the terminated commodity derivatives will be reclassified as a charge against earnings during the fourth quarter of 2005.

      (b) The Company also has other commodity derivatives, which were accounted for as hedges under SFAS No. 133. The following table details the activity of those commodity derivatives on both a pre-tax and after-tax basis.

                                                     Pre-tax         After-tax
                                                   -----------       ----------
                                                          (In thousands)
Balance included in AOCI, December 31, 2004       $      1,723       $    1,120
Change in fair market value                           (119,853)         (74,596)
Ineffective portion of hedges                            3,854            2,397
Reclassified into earnings                              10,184            6,334
                                                  ------------       ----------
Balance included in AOCI, September 30, 2005      $   (104,092)      $  (64,745)
                                                  ============       ==========

7.  Debt

      The following table sets forth information regarding the Company's outstanding debt.

                                            September 30,   December 31,
                                                2005            2004
                                            ------------    -----------
                                                (Amounts in thousands)
  Bank Credit Facility                      $     19,000    $        --
  7-1/8% Senior Notes                            275,580        175,000
                                            ------------    -----------
                                                 294,580        175,000
  Classified as short-term debt                       --             --
                                            ------------    -----------
  Long-term debt                            $    294,580    $   175,000
                                            ============    ===========

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

      Effective December 1, 2004, borrowings under the bank credit facility bear interest, at the Company's option, at an interest rate of LIBOR plus 1.75% to 2.5% or the greater of (1) the Federal Funds Rate plus 0.5% or (2) the Base Rate, plus 0.0% to 0.75%, depending on utilization. The LIBOR and Base Rate margins will decrease by 0.5%, but not to less than 0.0%, after the final deliveries are made in connection with the Production Payment and the lien on the subject property is released. Also effective December 1, 2004, a commitment fee of 0.35% to 0.5% per year, depending on utilization, is paid on the unused availability under the bank credit facility. From November 18, 2003 through November 30, 2004, the applicable margin for LIBOR rate loans was 2.25% to 3.0%, the applicable margin for base rate loans was 0.5% to 1.25%, depending on utilization, and the commitment fee was 0.5% per year on the unused availability under the bank credit facility.

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

      Substantially all of the Company's assets, including the stock of all of its subsidiaries, are pledged to secure the bank credit facility. Further, each of the Company's subsidiaries has guaranteed the obligations under the bank credit facility.

      As of September 30, 2005, $19 million was outstanding under the bank credit facility and $146 million of unused borrowing capacity was available for future financing needs. The Company was in compliance with all covenants under the bank credit facility as of that date.

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

      On April 8, 2005, the Company consummated a private placement of $100 million aggregate principal amount of 7-1/8% senior notes due 2012 (the
"Additional Notes"). In connection therewith, the Company entered into a supplemental indenture that amended the indenture governing the Original Notes so that the Original Notes together with the Additional Notes would form a single class of securities (the "Senior Notes"). All other material terms of the original indenture remain the same. The Additional Notes were issued at 100.625% of the face amount. The net proceeds from the issuance of the Additional Notes were approximately $98.2 million after deducting the expenses of the offering. Approximately $82.2 million of the net proceeds, along with approximately $4.7 million paid as a deposit in February 2005, was used to finance the Company's acquisition of oil and gas properties and related assets located primarily in the Company's North Louisiana-East Texas core operating area. The remainder of the net proceeds from the issuance of the Additional Notes was used to repay approximately $16.0 million of outstanding borrowings under the bank credit facility.

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

9. Comprehensive Income
      The following table presents the components of comprehensive income for the three months and nine months ended September 30, 2005 and 2004:


                                  Three Months Ended          Nine Months Ended
                                     September 30,               September 30,
                               ------------------------    ------------------------
  (Amounts in thousands)          2005          2004          2005          2004
--------------------------     ----------    ----------    ----------    ----------

Net income                     $   24,487    $   18,818    $   64,837    $   52,760

Commodity hedges,
   net of tax                     (54,490)       (2,077)      (64,372)       (3,920)

                               ----------    ----------    ----------    ----------
Comprehensive income           $  (30,003)   $   16,741    $      465    $   48,840
                               ==========    ==========    ==========    ==========



10. Acquisition of Oil and Gas Properties
      On April 13, 2005, the Company completed an acquisition of oil and gas properties and related assets located primarily in the Company's North
Louisiana-East Texas core operating area for $86.9 million, of which approximately $64 million was allocated to proved properties and the remainder allocated to unproven properties. The acquisition included internally estimated net proved reserves of approximately 47 Bcfe, of which approximately two-thirds were undeveloped, associated with 137 producing wells and 81 proved undeveloped drilling locations and additional acreage with an estimated 185 drilling locations for which no proved reserves were assigned. The acquisition was primarily financed with proceeds from issuance of the Additional Notes as described in Note 7 to Condensed Consolidated Financial Statements. Through the third quarter of 2005, eleven successful wells have been drilled on the acquired properties and approximately 150 additional drilling locations have been identified.

      The following table reflects the Company's unaudited pro forma revenue, net income and earnings per share as if the acquisition had taken place at the beginning of fiscal 2005 and 2004. These unaudited pro forma amounts do not purport to be indicative of the results that would have actually been obtained during the periods presented or that may be obtained in the future.


                                                     Three Months Ended            Nine Months Ended
                                                        September 30,                 September 30,
                                                   ----------------------       ------------------------
                                                     2005          2004            2005          2004
                                                   --------      --------        --------     ----------

Total revenue and other                           $ 101,736      $ 56,466        $ 250,352    $ 163,630

Net income                                        $  24,487      $ 17,728        $  64,261    $  48,812

Earnings per share of common stock - basic        $    0.49      $   0.36        $    1.30    $    1.00

Earnings per share of common stock - diluted      $    0.49      $   0.36        $    1.28    $    0.98


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

      These and other risks are described in greater detail in the section entitled "Business - Risk Factors" included in our annual report on Form 10-K for the year ended December 31, 2004. All forward-looking statements attributable to us are expressly qualified in their entirety by these factors. Other than as required under the securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

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

      In 2005, our strategy has been, and will continue, to focus on low-risk development and exploitation drilling in our core operating areas and to commit approximately 15% to 20% of our capital expenditure budget to moderate-risk, higher-potential exploration prospects primarily in the onshore Gulf Coast region. We follow a disciplined hedging program designed to protect against price declines while participating to a large extent in future price increases. In this way, we endeavor to ensure that we generate a sufficient level of cash flow to carry out a capital expenditure program sufficient to at least replace our expected production and still benefit if prices rise. Please read Note 6 to our Condensed Consolidated Financial Statements for more information regarding our hedging activities. We plan to maintain a conservative capital structure and the financial flexibility to capitalize on growth opportunities when they become available.

      The execution of these strategies was evident in our results for the nine months ended September 30, 2005. We accelerated our drilling program, investing $191.0 million (excluding acquisitions), and drilled 152 wells, of which 143 were successful and two are currently being tested, resulting in a 94% success rate and significant increases in our oil and natural gas production. We anticipate investing a total of $260 million (excluding acquisitions) in our drilling program in 2005. We further strengthened our financial flexibility by amending our bank credit facility to, among other things, increase the maximum commitment amount from $100 million to $250 million, extend the maturity date to March 31, 2009, and permit an additional $125 million of indebtedness for money borrowed. In connection with the amended facility, the lenders increased the borrowing base, which is redetermined semi-annually and may be adjusted based on the lenders' valuation of our oil and natural gas reserves and other factors, from $100 million to $185 million. As a result of the $100 million aggregate principal amount of senior notes offering discussed below, the borrowing base was automatically reduced by $20 million to $165 million and the amount of permitted additional indebtedness was reduced to $25 million.

      On April 8, 2005, we completed a private placement of $100 million aggregate principal amount of 7-1/8% Senior Notes due 2012. The net proceeds from the private placement were approximately $98.2 million after deducting expenses of the offering. Approximately $82.2 million of the net proceeds, along with approximately $4.7 million paid as a deposit in February 2005, was used to finance our acquisition discussed in the following paragraph. The remainder of the net proceeds from the offering was used to repay approximately $16.0 million of outstanding borrowings under our bank credit facility. Please read Note 7 to our Condensed Consolidated Financial Statements.

      On April 13, 2005, we completed an acquisition of oil and gas properties and related assets located primarily in our North Louisiana-East Texas core operating area for $86.9 million. The acquisition included internally estimated net proved reserves of approximately 47 Bcfe, of which approximately two-thirds were undeveloped, associated with 137 producing wells and 81 proved undeveloped drilling locations and additional acreage with an estimated 185 drilling locations for which no proved reserves had been assigned. The acquisition was primarily financed with proceeds from the private placement of the 7?% senior notes due 2012 discussed in the preceding paragraph. The acquisition is consistent with our strategy of focusing on core areas and growth through drilling. We began drilling operations on these properties late in the second quarter. Through the end of the third quarter of 2005, eleven successful wells have been drilled on the acquired properties and approximately 150 additional drilling locations have been identified.

      In the Mid-Continent region, we concentrate our drilling programs primarily in north Louisiana, east Texas, Oklahoma (Anadarko and Arkoma basins) and west Texas. Our Mid-Continent operations provide us with a solid base for production and reserve growth. We plan to continue to exploit areas within the various basins that require low-risk exploitation wells for additional reservoir drainage. Our exploitation wells are generally step-out and extension type wells with moderate reserve potential. In 2005, we plan to drill 125 to 135 wells in this region, approximately half of which are planned in the Elm Grove Field which is our largest field. We will also pursue drilling in the Sawyer Canyon, Joaquin, Terryville and Talihina fields and development of the acquired properties discussed above. We drilled 33 wells in this region during the quarter, bringing the total drilled for the nine months ended September 30, 2005 to 98 wells, of which 96 wells were completed, resulting in a 98% success rate.

      In the Gulf Coast region, we concentrate our drilling programs primarily in onshore south Texas. We also have working interests in several minor non-operated offshore and Mississippi salt basin properties. We conduct development programs and pursue moderate-risk, higher potential exploration drilling programs in this region. Our Gulf Coast operations have numerous exploration prospects that are expected to provide us additional growth. We anticipate drilling about 60 wells in this region in 2005, approximately three-fourths of which will be exploratory. The 2005 drilling program is mainly concentrated in the O'Connor Ranch, La Reforma, Coquat and Austin fields and the West Mission Valley area.

We drilled eight wells in this region during the quarter, bringing the total drilled for the nine months ended September 30, 2005 to 54 wells, of which 47 were completed, resulting in an 87% success rate.

Commodity Price Trends and Uncertainties

Oil and natural gas prices historically have been volatile and management expects them to continue to be volatile in the future. Domestic natural gas prices continue to remain high when compared to longer-term historical prices. North American weather conditions, the industrial and consumer demand for natural gas, storage levels of natural gas, and the availability and accessibility of natural gas deposits in North America can cause significant fluctuations in the price of natural gas. The price of oil has increased over the last two years to levels above longer-term historical prices. Factors such as geopolitical activities, worldwide supply disruptions, worldwide economic conditions, weather conditions, actions taken by OPEC, and fluctuating currency exchange rates can cause wide fluctuations in the price of oil. The factors driving the increases in oil and natural gas prices are beyond our control.

Results of Operations
      Oil and gas revenue for the three months ended September 30, 2005 increased 92% to $101.7 million, compared to $53.0 million for the three months ended September 30, 2004 due to a 31% increase in oil and natural gas production (39% increase in daily net production contributing to cash flow from operating activities) and a 47% increase in average realized prices. Operating income for the three months ended September 30, 2005 increased 128% to $57.0 million, compared to $25.0 million for the three months ended September 30, 2004. Non-hedge mark-to-market derivative losses for the three months ended September 30, 2005 were $12.2 million compared to $1.3 million for the same period in 2004. Income before income taxes for the three months ended September 30, 2005 increased 95%, to $39.8 million, compared to $20.4 million for the three months ended September 30, 2004. Income tax expense for the three months ended September 30, 2005 was $15.3 million compared to $1.6 million for the three months ended September 30, 2004 reflecting the increase in our effective federal and state income tax rate to 38.5% in the 2005 three-month period compared to 7.8% for the three months ended September 30, 2004. Please read Note 2 to our Condensed Consolidated Financial Statements for more information regarding our income taxes. Net income for the three months ended September 30, 2005 was $24.5 million, or $0.49 per basic and diluted share, compared to $18.8 million, or $0.38 per basic and diluted share, for the three months ended September 30, 2004.

      For the nine months ended September 30, 2005, oil and gas revenue increased 60% to $246.3 million compared to $154.3 million for the nine months ended September 30, 2004 due to a 26% increase in oil and natural gas production (34% increase in daily net production contributing to cash flow from operating activities) and a 27% increase in average realized prices. Operating income for the nine months ended September 30, 2005 increased 79% to $130.6 million compared to $72.8 million for the nine months ended September 30, 2004. Non-hedge mark-to-market derivative losses for the nine months ended September 30, 2005 were $13.0 million compared to $1.4 million for the same period in 2004. Income before income taxes for the nine months ended September 30, 2005 increased 82%, to $104.2 million, compared to $57.2 million for the nine months ended September 30, 2004. Income before income taxes for the nine months ended September 30, 2004 was negatively impacted by a $3.7 million redemption premium and $0.9 million in additional interest expense associated with the early redemption of our 8-7/8% senior subordinated notes due 2006. Income tax expense for the nine months ended September 30, 2005 was $39.4 million compared to $4.5 million for the nine months ended September 30, 2004 reflecting the increase in our effective federal and state income tax rate to 37.8% in the 2005 nine-month period compared to 7.8% for the nine months ended September 30, 2004. Net income for the nine months ended September 30, 2005 was $64.8 million, or $1.31 per basic share and $1.29 per diluted share, compared to $52.8 million, or $1.08 per basic share and $1.06 per diluted share, for the nine months ended September 30, 2004.

      The following table sets forth: (i) our gross natural gas, oil and natural gas liquids production; (ii) our production net of obligations under a production payment (net production); (iii) our associated revenue; (iv) the average realized prices received for our production; (v) our production cost; and (vi) our per unit production cost for the three and nine months ended September 30, 2005 and 2004.

                                                Three Months Ended        Nine Months Ended
                                                   September 30,             September 30,
                                              ----------------------    ----------------------
                                                 2005         2004         2005         2004
                                              ---------    ---------    ---------    ---------
Production:
    Natural gas (MMcf) ....................      11,737        8,655       32,096       24,711
    Oil (Mbbl) ............................         207          201          620          591
    Natural gas liquids (Mbbl) ............          50           51          153          161
                                              ---------    ---------    ---------    ---------
          Total (MMcfe) (a) ...............      13,281       10,168       36,734       29,224
    Dedicated to Production Payment (MMcfe)        (895)      (1,249)      (3,051)      (3,994)
                                              ---------    ---------    ---------    ---------
          Net Production (MMcfe) ..........      12,386        8,919       33,683       25,230
                                              =========    =========    =========    =========

Revenue ($000's):
    Natural gas ...........................   $  91,012    $  45,568    $ 216,997    $ 134,201
    Oil ...................................       9,319        6,470       25,592       17,256
    Natural gas liquids ...................       1,383          945        3,721        2,822
                                              ---------    ---------    ---------    ---------
          Total ...........................   $ 101,714    $  52,983    $ 246,310    $ 154,279
                                              =========    =========    =========    =========

Average Price:
    Natural gas (per Mcf) .................   $    7.75    $    5.26    $    6.76    $    5.43
    Oil (per bbl) .........................       44.99        32.19        41.28        29.18
    Natural gas liquids (per bbl) .........       27.55        18.52        24.32        17.54
          Total (per Mcfe) (b) ............   $    7.66    $    5.21    $    6.71    $    5.28

Production cost ($000's)
    Lease operating expense ...............   $   9,469    $   6,747    $  25,264    $  21,375
    Production and other taxes ............       6,674        3,958       14,064       10,169
                                              ---------    ---------    ---------    ---------
          Total ...........................   $  16,143    $  10,705    $  39,328    $  31,544
                                              =========    =========    =========    =========

Average production cost (per Mcfe):
    Lease operating expense ...............   $    0.71    $    0.66    $    0.69    $    0.73
    Production and other taxes ............        0.50         0.39         0.38         0.35
                                              ---------    ---------    ---------    ---------
          Total ...........................   $    1.21    $    1.05    $    1.07    $    1.08
                                              =========    =========    =========    =========

---------
(a) Includes delivery obligations dedicated to the production payment sold in 2001.

(b) The average realized prices reported above include the non-cash effects of volumes delivered under the production payment as well as the unwinding of various derivative contracts terminated in 2001. These items do not generate cash to fund our operations. Excluding these items, the average realized price per Mcfe was $8.04 and $7.04 for the three and nine months ended September 30, 2005 compared to $5.56 and $5.66 for the three and nine months ended September 30, 2004.

Natural gas revenue
         For the three months ended September 30, 2005, natural gas revenue increased $45.4 million, to $91.0 million, compared to $45.6 million for the same period in 2004 due to a 36% increase in production and a 47% increase in average realized prices.

      For the nine months ended September 30, 2005, natural gas revenue increased $82.8 million, to $217.0 million, compared to $134.2 million for the same period in 2004 due to a 30% increase in production and a 24% increase in average realized prices.

      The increase in production in 2005 is primarily attributed our successful drilling program discussed above in "- Overview".

Oil and natural gas liquids revenue
      For the three months ended September 30, 2005, oil and natural gas liquids revenue increased $3.3 million, to $10.7 million, compared to $7.4 million for the same period in 2004 due to a 2% increase in production and a 42% increase in average realized prices.

      For the nine months ended September 30, 2005, oil and natural gas liquids revenue increased $9.2 million, to $29.3 million, compared to $20.1 million for the same period in 2004 primarily due to a 3% increase in production and a 42% increase in average realized prices.

      The increase in production in 2005 is primarily attributed our successful drilling program discussed above in "- Overview".

Lease operating expenses
      For the three months ended September 30, 2005, lease operating expenses ("LOE") increased $2.8 million, to $9.5 million, compared to $6.7 million for the three months ended September 30, 2004. On a per unit of production basis, LOE increased to $0.71 per Mcfe for the three months ended September 30, 2005 compared to $0.66 per Mcfe for the three months ended September 30, 2004. The increase in LOE during the three months ended September 30, 2005 reflects a higher level of workovers on the properties acquired in April, generally higher service costs experienced industry-wide and the increase in the number of producing wells as a result of our expanded acquisition and drilling program.

      For the nine months ended September 30, 2005, LOE increased $3.9 million, to $25.3 million, compared to $21.4 million for the nine months ended September 30, 2004. On a per unit of production basis, LOE decreased to $0.69 per Mcfe for the nine months ended September 30, 2005 compared to $0.73 per Mcfe for the nine months ended September 30, 2004. The increase in LOE during the 2005 nine-month period as compared to the same period in 2004 reflects generally higher service costs experienced industry-wide and the increase in the number of producing wells as a result of our expanded drilling program and the April acquisition. The decrease in the per unit costs for the nine months ended September 30, 2005 as compared to the same period in 2004 reflect higher production rates and efficiencies realized in certain of our larger fields where significant production increases have been achieved.

Production and other taxes
      For the three months ended September 30, 2005, production and other taxes increased $2.7 million, to $6.7 million, compared to $4.0 million for the three months ended September 30, 2004. On a per unit of production basis, production and other taxes were approximately $0.50 per Mcfe for the three months ended
September 30, 2005 compared to $0.39 per Mcfe for the three months ended September 30, 2004.

      For the nine months ended September 30, 2005, production and other taxes increased $3.9 million, to $14.1 million, compared to $10.2 million for the nine months ended September 30, 2004. On a per unit of production basis, production and other taxes was $0.38 per Mcfe for the nine months ended September 30,

2005 compared to $0.35 for the nine months ended September 30, 2004. The 2005 nine-month period includes $1.4 million of production tax refunds. Excluding the impact of these refunds, production and other taxes were $0.42 per Mcfe for the nine months ended September 30, 2005.

      The increase in production and other taxes during the three and nine months ended September 30, 2005 as compared to the same periods in 2004 reflect higher production taxes due to the significant increase in revenue and higher ad valorem taxes due to the increased value of our oil and gas properties and the significant increase in new wells drilled.

General and administrative expenses - excluding stock compensation
      For the three months ended September 30, 2005, general and administrative expenses ("G&A") increased $0.5 million, to $2.7 million, compared to $2.2 million for the three months ended September 30, 2004. On a per unit of production basis, G&A was $0.21 per Mcfe for the three-month period ended September 30, 2005 compared to $0.22 per Mcfe for the three month period ended September 30, 2004. For the nine months ended September 30, 2005, G&A increased $1.6 million, to $8.3 million, compared to $6.7 million for the nine months ended September 30, 2004. On a per unit of production basis, G&A was $0.22 per Mcfe for the nine-month period ended September 30, 2005 compared to $0.23 per Mcfe for the nine-month period ended September 30, 2004.

      The increases in G&A in the 2005 three and nine-month periods as compared to the same periods in 2004 were primarily attributable to higher labor costs associated with an increase in the work force and increased costs to comply with the Sarbanes-Oxley Act of 2002. The decrease in the per unit of production costs reflects our commitment to cost containment as we expand the Company and the significant increase in production volumes.

General and administrative expenses - stock compensation
      Stock compensation reflects the non-cash expense associated with stock options issued in 2001 that are subject to variable accounting in accordance with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," and the non-cash expense associated with the amortization of restricted stock grants. Under variable accounting for stock options, the amount of expense recognized during a reporting period is directly related to the movement in the market price of our common stock during that period.

      For the three months ended September 30, 2005, stock compensation was $1.4 million compared to $0.5 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005, stock compensation was $2.3 million compared to $2.0 million for the nine months ended September 30, 2004. The increase in the 2005 three-month and nine-month periods reflects the significant increase in the market price of our common stock during the periods, partially offset by a decrease in the number of outstanding options subject to variable accounting.

Depreciation, depletion and amortization
      We amortize our oil and gas properties using the unit-of-production method based on proved reserves. For the three months ended September 30, 2005, depreciation, depletion and amortization ("DD&A") increased $10.4 million, to $24.3 million ($1.83 per Mcfe), compared to $13.9 million ($1.36 per Mcfe) for the three months ended September 30, 2004. For the nine months ended September 30, 2005, DD&A increased $25.0 million, to $64.9 million ($1.77 per Mcfe), compared to $39.9 million ($1.36 per Mcfe) for the nine months ended September 30, 2004.

      The increase in the 2005 three and nine-month periods reflects increased natural gas and oil production and higher costs. The increased costs reflect, among other things, our decision to pursue certain projects (including our acquisition of oil and gas properties and related assets in our North Louisiana-East Texas core operating area) with higher finding and development costs that provide attractive margins at current oil and gas prices.

Loss on Mark-to-Market Derivatives, net
      Losses on mark-to-market derivatives, net, which were previously reported as a component of other, net on our statements of consolidated income, are comprised of net realized and unrealized gains and losses on derivative contracts not subject to hedge accounting treatment pursuant to Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" and the "ineffective" component of derivative contracts that that do qualify for hedge accounting treatment pursuant to SFAS No. 133.

      For  the  three  months  ended   September  30,  2005,  the  net  loss  on
mark-to-market derivatives was $12.2 million of which $7.9 million was attributable to the non-cash change in fair value of a call option we sold in February 2005 for $1.2 million ($0.805 per MMbtu) whereby the counterparty purchased the right to call 1.5 million MMbtu of our November 2005 through March 2006 production at $8.00 per MMbtu. Because this derivative contract does not qualify for hedge accounting treatment pursuant to SFAS No. 133, the change in its fair value is recorded as a non-cash unrealized gain or loss each period until settlement. The remainder relates primarily to the "ineffective" component of our derivatives that do qualify for hedge accounting treatment pursuant to SFAS No. 133. This compares to a net loss on mark-to-market derivatives of $1.3 million for the three months ended September 30, 2004 primarily due to the ineffective component of our hedge derivative contracts.

      For the nine months ended September 30, 2005, the net loss on mark-to-market derivatives was $13.0 million, of which $8.3 million was related to the sold call option discussed above, $3.9 million relates to the "ineffective" component of our derivatives that do qualify for hedge accounting treatment pursuant to SFAS No. 133, and $0.8 million relates to other derivatives that either do not qualify for hedge accounting treatment or were not designated as hedges. This compares to the net loss on mark-to-market derivatives of $1.4 million for the nine months ended September 30, 2004 primarily due to the ineffective component of our hedge derivative contracts.

Interest expense
      For the three months ended September 30, 2005, interest expense was $5.0 million compared to $3.4 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005, interest expense was $13.4 million compared to $10.8 million for the nine months ended September 30, 2004.

      The increase in interest expense in the 2005 three and nine-month periods as compared to the same periods in 2004 reflects higher average outstanding borrowings following the issuance of $100 million of senior notes in April 2005. The 2004 nine-month period included an additional $0.9 million of interest expense as both our 8-7/8% senior subordinated notes due 2006 and our 7-1/8% senior notes due 2012 were outstanding during the month of April 2004.

Redemption premium on early extinguishment of debt
      On May 1, 2004, we redeemed our $125 million 8-7/8% senior subordinated notes due 2006. Pursuant to the indenture, we paid an early redemption premium of $3.7 million which was charged against earnings during the three months ended June 30, 2004.

Income taxes
      For the three months ended September 30, 2005, our federal and state income tax provision was $15.3 million (38.5% of pre-tax income) compared to $1.6 million (7.8% of pre-tax income) for the three months ended September 30, 2004. For the nine months ended September 30, 2005, our federal and state income tax provision was $39.4 million (37.8% of pre-tax income) compared to an income tax provision of $4.5 million (7.8% of pre-tax income) for the nine months ended September 30, 2004. Our income tax provisions during each of the aforementioned periods were primarily non-cash as we continued to utilize existing net operating loss carryforwards as discussed below and in Note 2 to our Condensed Consolidated Financial Statements.

      We currently anticipate that our effective federal and state book income tax rate for 2005 will be 37.8%. This is significantly higher than the effective income tax rates for 2004 as we resumed recording book income taxes at close to statutory rates following the reversal of the remainder of the valuation allowance against net deferred income tax assets at December 31, 2004. However, we have significant net operating loss carryforwards to offset taxable income in 2005 and beyond and anticipate that we will pay only alternative minimum tax ("AMT") in 2005 of approximately 2% to 3% of our pre-tax income. Please read
Note 2 to our Condensed Consolidated Financial Statements for more information regarding our income taxes.

Liquidity and Capital Resources
      Our primary cash requirements are for the exploration, development and acquisition of oil and gas properties, operating expenses and debt service. We expect to fund our drilling activities primarily with internally generated cash flow and to have sufficient capital resources available to allow us the flexibility to be opportunistic with our drilling program and to fund larger acquisitions and working capital requirements. We believe this approach allows us to maintain an appropriate capital structure in order to execute our strategies to increase our oil and gas reserves and production.

      On March 31, 2005, we further strengthened our financial flexibility by amending our bank credit facility to, among other things, increase the maximum commitment amount from $100 million to $250 million, extend the maturity date to March 31, 2009, and permit an additional $125 million of indebtedness for money borrowed. In connection with the amended facility, the lenders increased the borrowing base, which is redetermined semi-annually and may be adjusted based on the lenders' valuation of the Company's oil and natural gas reserves and other factors, from $100 million to $185 million. As a result of the $100 million aggregate principal amount of senior notes offering discussed below, the borrowing base was automatically reduced by $20 million to $165 million and the amount of permitted additional indebtedness was reduced to $25 million. As of September 30, 2005, $19 million was outstanding under the bank credit facility and $146 million of unused borrowing capacity was available for future financing needs.

      On April 8, 2005, we completed a private placement of $100 million aggregate principal amount of 7-1/8% Senior Notes due 2012. The net proceeds from the private placement were approximately $98.2 million after deducting expenses of the offering. Approximately $82.2 million of the net proceeds, along with approximately $4.7 million paid as a deposit in February 2005, was used to finance the Company's acquisition discussed in the following paragraph. The remainder of the net proceeds from the offering was used to repay approximately $16.0 million of outstanding borrowings under our bank credit facility.

      On April 13, 2005, we completed an acquisition of oil and gas properties and related assets located primarily in our North Louisiana-East Texas core operating area for $86.9 million. The acquisition included internally estimated net proved reserves of approximately 47 Bcfe, of which approximately two-thirds were undeveloped, associated with 137 producing wells and 81 proved undeveloped drilling locations and additional acreage with an estimated 185 drilling locations for which no proved reserves have been assigned. The acquisition was primarily financed with proceeds from the private placement of 7-1/8% senior notes due 2012 discussed in the preceding paragraph. The acquisition is consistent with our strategy of focusing on core areas and growth through drilling. We began drilling operations on these properties late in the second quarter and as of September 30, 2005, eleven successful wells had been drilled on these properties and approximately 150 additional drilling locations have been identified.

      Our net working capital position at September 30, 2005 was a deficit of $123.2 million as compared to a deficit of $28.7 million at December 31, 2004. Excluding the affect of derivative liabilities, our working capital deficit at September 30, 2005 was $20.3 million. On September 30, 2005, we had $146.0 million of unused availability under our bank credit facility. Working capital deficits are not unusual in our industry. We, like many other oil and gas companies, typically maintain relatively low cash reserves and use any excess cash to fund our capital expenditure program or pay down borrowings under our bank credit facility. The September 30, 2005 working capital deficit was significantly higher than usual due mainly to the fair value of derivatives associated with our hedging program ($102.9 million liability) and the high level of accrued drilling costs ($25.1 million) as a result of our accelerated drilling program.

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

Cash flow provided by operating activities
      For the nine months ended September 30, 2005, net cash provided by operating activities increased 66% to $157.8 million compared to $95.3 million for the nine months ended September 30, 2004. The increase during the 2005 nine-month period was primarily due to the increase in net production and higher natural gas and oil prices.

Cash used in investing activities
      For the nine months ended September 30, 2005, net cash used in investing activities was $281.3 million compared to $109.3 million during the same period in 2004. Substantially all of the net cash used in investing activities for the nine months ended September 30, 2005 and 2004 was invested in oil and gas properties.

      Capital expenditures for the nine months ended September 30, 2005 were $285.7 million, including $150.7 million used for development activities, $38.9 million for lease acquisitions, seismic surveys and exploratory drilling, $94.2 million for oil and gas property acquisitions, $1.4 million in capitalized asset retirement obligation and $0.5 million for other assets. These amounts include costs that were incurred and accrued as of September 30, 2005 but are not reflected in the net cash used in investing activities above until payment is made. We anticipate investing a total of $260 million (excluding acquisitions) in our drilling program in 2005.

      Capital expenditures for the nine months ended September 30, 2004 were $115.1 million, including $94.4 million used for development activities, $18.5 million for lease acquisitions, seismic surveys and exploratory drilling, $1.6 million in oil and gas property acquisitions, $0.2 million in capitalized asset retirement obligation and $0.4 million for other assets. These amounts include costs that were incurred and accrued as of September 30, 2004 but are not reflected in the net cash used in investing activities above until payment is made.

Cash from financing activities
      For the nine months ended September 30, 2005, net cash provided by financing activities was $121.9 million, of which $100.6 million was proceeds from our senior notes offering, $19.0 million was from borrowings under our bank credit facility and $5.7 million was from proceeds from the exercise of stock options and warrants, partially offset by $3.4 million of financing costs. For the nine months ended September 30, 2004, net cash provided by financing activities was $25.1 million due to the refinancing of our debt in April 2004 as discussed in Note 7 to our Condensed Consolidated Financial Statements.

Contractual Cash Obligations
      The following table summarizes our future contractual cash obligations related to long-term debt as of September 30, 2005.

                                      Payments due by period
                                      ----------------------
                                 Less Than      1-3         3-5        More Than
                      Total       1 Year       Years       Years        5 Years
-------------------------------------------------------------------------------
Long-term debt     $ 294,000         --          --      $ 19,000      $ 275,000

      As of September 30, 2005, there have been no other material changes outside the ordinary course of our business to the items listed in the Contractual Cash Obligations table included in our annual report on Form 10-K for the year ended December 31, 2004.

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

      As of September 30, 2005, we had outstanding derivative instruments covering 5.8 million MMBtu of 2005 natural gas production, 18.1 million MMbtu of 2006 natural gas production, 2.3 million MMbtu of 2007 natural gas production,
0.1 million barrels of 2005 oil production and 0.2 million barrels of 2006 oil production. The following table sets forth information with respect to our open derivative contracts as of September 30, 2005.

                                                                   Expected Maturity                                    Fair Value
                                    ----------------------------------------------------------------------------------     as of
                                       2005                               2006                                 2007    September 30,
                                    ----------  ----------------------------------------------------------  ----------     2005
                                       4th          1st        2nd         3rd         4th                     Full    ------------
                                      Quarter     Quarter     Quarter    Quarter     Quarter      Total      Year (1) (In thousands)
                                      -------     -------     -------    -------     -------      -----      --------
Swaps:
Oil
   Volumes (bbl)                        91,650      30,000      30,200      30,400      30,400     121,000          --  $   (3,850)
   Weighted average price ($/bbl)   $    44.22  $    52.28  $    51.62  $    51.04  $    50.47  $    51.35          --

Natural Gas
   Volumes (MMbtu)                   4,730,000   4,815,000   3,210,000   2,780,000   1,860,000  12,665,000   2,255,000  $  (93,376)
   Weighted average price ($/MMbtu) $     7.81  $     8.11        7.31        7.35        6.92  $     7.57  $     7.78
Collars:
Oil
   Volumes (bbl)                            --      22,500      22,750      23,000      23,000      91,250          --  $      (17)
   Weighted average price ($/bbl)
      Floor                         $       --  $    55.00   $   55.00  $    55.00  $    55.00  $    55.00          --
      Cap                           $       --  $    81.00   $   81.00  $    81.00  $    81.00  $    81.00          --
Natural Gas
    Volumes (MMbtu)                    460,000   1,800,000   1,365,000   1,380,000          --   4,545,000          --  $  (10,935)
    Weighted average price ($/MMbtu)
      Floor                         $     5.50  $     8.44  $     8.00  $     8.00          --  $     8.17          --
      Cap                           $     7.61  $    12.89  $    11.01  $    10.90          --  $    11.72          --

Sold calls:
Natural Gas
    Volumes (MMbtu)                    610,000     900,000          --          --          --     900,000          --  $   (9,524)
    Weighted average price ($/MMbtu)$     8.00  $     8.00          --          --          --  $     8.00          --
                                                                                                                        ----------

Fair value of derivatives at September 30, 2005.                                                                        $ (117,702)
-----------------------------------------------                                                                         ==========
(1)First and second quarter only


      In addition to the information set forth in the table above, we will deliver 0.8 Bcfe during the remainder of 2005 and 0.3 Bcfe in 2006 under a production payment and amortize deferred revenue with respect to such deliveries at a weighted average price of $4.05 per Mcfe.

      Reflected in the table above are natural gas call options covering 1,510,000 MMbtu of natural gas production that were sold for proceeds of $1.2 million ($0.805 per MMbtu) during first quarter of 2005. These options do not qualify for hedge accounting treatment under SFAS No. 133 and therefore, all realized and unrealized gains and losses related to changes in fair value and realized gains and losses are being reported as a net gain or loss on mark-to-market derivatives on the Condensed Statements of Consolidated Income. Unrealized losses associated with these sold call options were $7.9 million for the three months ended September 30, 2005 and $8.3 million for the nine months ended September 30, 2005.

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

Interest Rate Risk
      We use fixed and variable rate long-term debt to finance our capital spending program and for general corporate purposes. Our variable rate debt instruments expose us to market risk related to changes in interest rates. Our fixed rate debt and the associated weighted average interest rate was $275.0 million at 7-1/8% as of September 30, 2005 and $175 million at 7-1/8% as of December 31, 2004 and September 30, 2004. Our variable rate debt and weighted average interest rate was $19.0 million at 6.41% on September 30, 2005. We did not have any outstanding variable rate debt as of December 31, 2004 or September 30, 2004.

      The table below presents our debt obligations and related average interest rates expected by maturity date as of September 30, 2005 (dollars in millions).

                                                                    As of September 30, 2005
                               ----------------------------------------------------------------------------------------------
                                                       Expected Maturity Date
                               ---------------------------------------------------------------------                  Fair
                                  2005        2006        2007        2008        2009     Thereafter    Total        Value
                               ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------

Long-term debt
        Fixed rate                 --          --          --          --              --  $    275.0  $    275.0  $    279.1
        Average interest rate      --          --          --          --              --       7.125%      7.125%         --

        Variable rate              --          --          --          --      $     19.0          --  $     19.0  $     19.0
        Average interest rate      --          --          --          --            6.41%         --        6.41%         --


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

Item 5.   Other Information.

On October 12, 2005, the compensation committee of our board of directors approved modifications in the 2005 target award levels for our executive officers under our Annual Performance Incentive Award Plan to bring them to market levels. The increased 2005 target award levels and the other terms of our Annual Performance Incentive Award Plan are included in Exhibit 10.1 attached hereto and are incorporated herein by reference.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits.

          +10.1     KCS Energy, Inc. Annual Performance Incentive Award Plan.

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

--------------------
+ Filed herewith.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        KCS ENERGY, INC.

Date: November 9, 2005                  /s/ Frederick Dwyer
                                        ----------------------------------------
                                        Frederick Dwyer
                                        Vice President, Controller and Secretary
                                        (Signing on behalf of the registrant and
                                         as Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
  No.       Description
------      -----------

+10.1       KCS Energy, Inc. Annual Performance Incentive Award Plan.

+31.1 Rule 13a-14(a)/15d-14(a) Certification of James W. Christmas, Chief Executive Officer.

+31.2 Rule 13a-14(a)/15d-14(a) Certification of Joseph T. Leary, Chief Financial Officer.

+32.1       Section 1350  Certification  of James W. Christmas,  Chief Executive
            Officer.

+32.2       Section  1350  Certification  of Joseph T.  Leary,  Chief  Financial
            Officer.


--------------------
+ Filed herewith.