Form 10-K/A
period 2005-12-31
KCS ENERGY INC
filed 2006-04-28
CIK 832820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-13781

KCS Energy, Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-2889587
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5555 San Felipe Road, Suite 1200, Houston, Texas	77056 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (713) 877-8006

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the 46,515,928 shares of the registrant’s common stock, par value $0.01 per share, held by non-affiliates of the registrant at the $17.37 closing price on June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) was $866,816,656.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐     No ☐

Not applicable. Although the registrant was involved in bankruptcy proceedings during the preceding five years, the registrant did not distribute securities under its plan of reorganization.

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 1, 2006: 50,501,521.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART III
Item 10. Directors and Executive Officers of the Registrant.
INFORMATION CONCERNING THE BOARD OF DIRECTORS AND CERTAIN COMMITTEES OF THE BOARD OF DIRECTORS
EXECUTIVE OFFICERS
SECTION 16( a ) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
CODE OF ETHICS
CERTIFICATIONS
EMPLOYMENT AGREEMENTS, CHANGE IN CONTROL AGREEMENTS AND RETENTION AGREEMENTS
COMPENSATION OF DIRECTORS
COMPENSATION COMMITTEE INTERLOCK AND INSIDER PARTICIPATION
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13. Certain Relationships and Related Transactions.
Item 14. Principle Accounting Fees and Services.
PART IV
Item 15. Exhibits and Financial Statements.
SIGNATURES
EXHIBIT INDEX
Certification of CEO Pursuant to Rule 13a-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K of KCS Energy, Inc. for the year ended December 31, 2005, is to timely file required Part III information. We originally expected to incorporate this Part III information from our definitive proxy statement; however, due to the pending merger transaction with Petrohawk Energy Corporation, we have postponed our annual meeting indefinitely. Accordingly, the Part III information included herein is filed to amend and replace the originally filed Part III information in our Form 10-K for the year ended December 31, 2005, as originally filed on March 16, 2006. In addition, the list of exhibits has been updated.

As required by Rule 12b-15 under the Securities Exchange Act of 1943, as amended (the “Exchange Act”), new certifications pursuant to Rule 13(a)-14(a) are being filed as exhibits to this Form 10-K/A. Because no financial statements are contained within this Form 10-K/A, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

For purposes of this Amendment No. 1 to Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, each item of our Annual Report on Form 10-K for the year ended December 31, 2005, as originally filed on March 16, 2006, that was affected by this amendment, has been amended and restated in its entirety. No attempt has been made in this Amendment No. 1 to Form 10-K/A to modify or update other disclosures as presented in our original From 10-K, except as may be required to reflect such amendments.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

DIRECTORS

The By-laws of the Corporation, as amended, provide that the Board of Directors shall consist of a minimum of three and a maximum of 12 directors. The Board of Directors has fixed at seven the number of directors of the Corporation. The Corporation’s By-laws, as amended, also provide that the Board of Directors shall be divided into three classes. One class of directors is elected at each Annual Meeting of Stockholders to serve for a three-year term. Except as noted below, each director has been engaged in the principal occupation described below during the past five years. There are no family relationships among any of the Corporation’s executive officers or directors. Messrs. Christmas and Hahne were executive officers and directors of the Corporation during the Corporation’s bankruptcy proceedings which commenced in January 2000. The Corporation confirmed its plan of reorganization and emerged from bankruptcy in February 2001. Pursuant to the plan of reorganization, the Corporation repaid its two bank credit facilities in full, paid past due interest on its senior and senior subordinated notes, including interest on interest, and prepaid $60.0 million of senior notes. Trade creditors were paid in full and shareholders retained 100% of their Common Stock, subject to dilution from the conversion of convertible preferred stock sold in connection with the Corporation’s emergence from bankruptcy. None of the directors of the Corporation was held responsible for any actions under the bankruptcy proceedings.

Directors with Terms Expiring in 2006

William N. (“Bill”) Hahne (54 years old)

Mr. Hahne has served as a director, President and Chief Operating Officer of the Corporation since April 2003. From March 2002 to April 2003, Mr. Hahne served as Executive Vice President and Chief Operating Officer of the Corporation. From April 1998 to March 2002, Mr. Hahne served as Senior Vice President and Chief Operating Officer of the Corporation. From October 1997 to April 1998, Mr. Hahne served as Vice President of International & Onshore for Burlington Resources, Inc. From October 1993 to October 1997, Mr. Hahne was employed by The Louisiana Land and Exploration Company where he held a number of positions, including Worldwide Operations Vice President. He is a Registered Petroleum Engineer and has over 30 years of experience with various major independent exploration and production companies.

Gary A. Merriman (51 years old)

Mr. Merriman has served as director of the Corporation since April 2005. Mr. Merriman joined Conoco Inc. in May 1976 and left in 2002, soon after the merger between Conoco and Phillips Petroleum. While at Conoco, Mr. Merriman held a number of positions, including President of Exploration and Production for Conoco in the Americas from November 1999 to October 2002. Prior to that, Mr. Merriman was General Manager for Conoco’s Refining and Marketing Rocky Mountain Region from July 1997 to November 1999, President of Conoco Indonesia from June 1995 to July 1997 and General Manager of North Sea Operations for Conoco UK Limited from June 1992 to June 1995. Mr. Merriman has over 26 years of international and domestic experience in all aspects of the oil and gas business.

Directors with Terms Expiring in 2007

G.	Stanton Geary (71 years old)

Mr. Geary has served as a director of the Corporation since 1988. He is the proprietor of Gemini Associates, Pomfret, CT, a venture capital consulting firm, and is president of the 1772 Foundation, a non-profit corporation.

Robert G. Raynolds (54 years old)

Mr. Raynolds has served as a director of the Corporation since 1995 and lead outside director since 2003. He has been an independent consulting geologist for several major and independent oil and gas companies since 1992 and was a geologist with Amoco Production Company from 1983 until 1992. From 1999 to the present, Mr. Raynolds has also served as a research scientist at the Denver Museum of Nature and Science.

Directors with Terms Expiring in 2008

James W. Christmas (58 years old)

Mr. Christmas has served as Chairman of the Board and Chief Executive Officer of the Corporation since April 2003 and a director of the Corporation since 1988. From 1988 to April 2003, Mr. Christmas served as President and Chief Executive Officer of the Corporation.

Joel D. Siegel (64 years old)

Mr. Siegel has served as a director of the Corporation since 1988. He is an attorney-at-law and has been president of the law firm of Orloff, Lowenbach, Stifelman & Siegel, P.A., Roseland, NJ since 1975.

Christopher A. Viggiano (52 years old)

Mr. Viggiano has served as a director of the Corporation since 1988. He has been President, Chairman of the Board and majority owner of O’Bryan Glass Corp., Queens, NY since December 1991. He is a Certified Public Accountant.

INFORMATION CONCERNING THE BOARD OF DIRECTORS AND CERTAIN
COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors

The Board of Directors has seven members. The Corporation’s Corporate Governance Guidelines require that at least a majority of the Corporation’s directors be independent in accordance with the NYSE listing standards and free from any relationship that in the determination of the Board of Directors would interfere with the exercise of independent judgment as a director of the Corporation. Additionally, all members of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are required to be independent.

The Corporation has adopted the following categorical standards for director independence in compliance with the NYSE listing standards:

(1) No director qualifies as “independent” unless the Board of Directors affirmatively determines that the director has no material relationship with the Corporation or any of its subsidiaries (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Corporation or any of its subsidiaries);

(2) A director who is, or has been within the last three years, an employee of the Corporation or any of its subsidiaries, or whose immediate family member is, or has been within the last three years, an executive officer of the Corporation or any of its subsidiaries is not independent;

(3) A director who has received, or whose immediate family member has received, during any 12-month period within the last three years, more than $100,000 in direct compensation from the Corporation or any of its subsidiaries, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service) is not independent;

(4) A director who is or whose immediate family member is a current partner of a firm that is the internal or external auditor for the Corporation or any of its subsidiaries is not independent;

(5) A director who is a current employee of a firm that is the internal or external auditor for the Corporation or any of its subsidiaries is not independent;

(6) A director whose immediate family member is a current employee of a firm that is the internal or external auditor for the Corporation or any of its subsidiaries and who also participates in such firm’s audit, assurance or tax compliance (but not tax planning) practice is not independent;

(7) A director who was, or whose immediate family member was, within the last three years (but is no longer), a partner or employee of a firm that is the internal or external auditor for the Corporation or any of its subsidiaries and personally worked on the audit of the Corporation or any of its subsidiaries within that time is not independent;

(8) A director who is an executive officer of any tax-exempt organization where the Corporation or any of its subsidiaries has made any contributions to such tax-exempt organization within the preceding three fiscal years of such organization that exceeded the greater of $1 million, or 2% of such organization’s consolidated gross revenues from all sources (i.e., charitable contributions, ticket sales, investment portfolios and other activities), is not independent;

(9) A director who or whose immediate family member is, or has been within the last three years, employed as an executive officer of another company where any of the Corporation’s or any of its subsidiaries’ present executive officers at the same time serves or served on that company’s compensation committee is not independent; and

(10) A director who is a current employee, or whose immediate family member is a current executive officer, of a company that has made payments to, or received payments from, the Corporation or any of its subsidiaries for property or services in an amount which, in any of the last three fiscal years of such company, exceeds the greater of $1 million, or 2% of such other company’s consolidated gross revenues, is not independent.

The Board of Directors also considers all relationships with each director and all facts and circumstances it deems relevant in making its independence determinations.

The Board of Directors affirmatively determined that each of Messrs. Geary, Merriman, Raynolds, Siegel and Viggiano meets the aforementioned categorical standards and is therefore independent. The Board of Directors also affirmatively determined that none of the aforementioned directors has a “material relationship” with the Corporation. With respect to Mr. Siegel, the Board of Directors determined, notwithstanding the payments made by the Corporation to a law firm of which Mr. Siegel is a member and President, that no material relationship exists between the Corporation and Mr. Siegel based on the fact that the amounts paid to the law firm of which Mr. Siegel is a member have been less than $40,000 during each of the past three fiscal years and that he meets the aforementioned categorical standards. Notwithstanding the foregoing, the Corporation no longer utilizes the services of Mr. Siegel’s law firm.

Messrs. Christmas and Hahne do not meet the aforementioned categorical standards and are therefore not independent because they are the Chief Executive Officer and President and Chief Operating Officer, respectively, of the Corporation.

The Board of Directors held a total of 12 meetings during 2005. Messrs. Christmas, Geary, Hahne, Siegel and Viggiano attended each of the meetings. Mr. Raynolds attended nine of the meetings and five of the six Audit Committee meetings. Mr. Merriman attended each of the meetings of the Board of Directors and the committees of which he was a member after his election to the Board of Directors in April 2005. Each of the other directors attended all of the meetings of the committees of which he was a member during 2005. There were seven executive sessions of the non-management members of the Board of Directors during 2005.

The Corporation does not require its board members to attend the annual meeting of stockholders. Two directors attended the 2005 annual meeting of stockholders.

The Board of Directors and its committees conduct annual self-evaluations to determine whether it and its committees are functioning effectively. The Nominating and Corporate Governance Committee recommends to the Board of Directors the guidelines and procedures for such self-evaluations.

Mr. Raynolds serves as the Presiding Director at the executive sessions of the non-management members of the Board of Directors. Interested parties may communicate directly with the Presiding Director or with the non-management directors as a group by sending a letter to KCS Energy, Inc., c/o Secretary, 5555 San Felipe Road, Suite 1200, Houston, Texas 77056.

Director Resignations

In February 2006, the Board of Directors approved and adopted a policy requiring directors to submit a letter of resignation in the event of changes in current job status or directorships at other public companies. The other members of the Board of Directors would then accept or reject the resignation based on their assessment as to whether or how such a change in job status or position would affect the director’s ability to perform his duties as a member of the Board of Directors.

Committees of the Board of Directors

The Board of Directors has the following standing, separately-designated committees: (i) an Executive Committee; (ii) an Audit Committee established in accordance with Section 3(a)(58) of the Exchange Act; (iii) a Compensation Committee; and (iv) a Nominating and Corporate Governance Committee. Information regarding each of the committees is set forth below.

Executive Committee

The Executive Committee is comprised of Messrs. Christmas, Raynolds and Siegel. When required, the Executive Committee performs the duties of the Board of Directors in the management of the business and affairs of the Corporation during intervals between regular board meetings. No interim meetings were necessary in 2005.

Audit Committee

The Audit Committee is comprised of Messrs. Geary, Raynolds and Viggiano, each of whom are financially literate as determined by the Board of Directors in its business judgment. Mr. Viggiano serves as Chairman of the Audit Committee. The Audit Committee met six times during 2005. All members of the Audit Committee are independent as that term is defined by the NYSE listing standards and Rule 10A-3(b)(ii) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The Board of Directors has determined that Mr. Viggiano has “accounting or related financial management expertise” as required by the NYSE listing standards, is an “audit committee financial expert” as this term is defined by the SEC and is independent, as that term is defined in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. The SEC has indicated that the designation of a person as an “audit committee financial expert” does not (i) mean that such person is an “expert” for any purpose, including without limitation for purposes of Section 11 of the Securities Act of 1933, as amended (the “Securities Act”), (ii) impose on such person any duties, obligations or liability that are greater than the duties, obligations and liability imposed on such person as a member of the audit committee and the board of directors in the absence of such designation, or (iii) affect the duties, obligations or liability of any other member of the audit committee or the board of directors.

The Audit Committee is responsible for, among other things, monitoring:

(i) the integrity of the Corporation’s consolidated financial statements;

(ii) the Corporation’s internal control over financial reporting;

(iii) compliance by the Corporation with legal and regulatory requirements;

(iv) the performance of the Corporation’s internal audit function; and

(v) the independence, qualifications and performance of the Corporation’s independent registered public accounting firm.

The Audit Committee is also directly responsible for, among other things, the appointment, compensation, retention and oversight of the independent registered public accounting firm engaged to issue opinions on the

Corporation’s financial statements and internal control over financial reporting or to perform other audit, review or attest services for the Corporation.

In March 2005, the Board of Directors approved and adopted a revised Audit Committee Charter which sets forth the qualifications of the Audit Committee’s members and the responsibilities of the committee. The Audit Committee Charter is available on the Investor Relations portion of the Corporation’s website at www.kcsenergy.com/html/investor.html. The Audit Committee Charter is also available in print to any stockholder upon written request to the Secretary of the Corporation at the Corporation’s principal executive offices.

Compensation Committee

The Compensation Committee is comprised of Messrs. Merriman, Siegel and Viggiano. Mr. Siegel serves as Chairman of the Compensation Committee. The Compensation Committee met five times during 2005. All members of the Compensation Committee are independent as that term is defined by the NYSE listing standards.

The Compensation Committee is responsible for, among other things:

(i) reviewing and approving corporate goals and objectives relevant to CEO compensation;

(ii) evaluating the CEO’s performance in light of the corporate goals and objectives;

(iii) determining and approving the CEO’s compensation level based on the committee’s evaluation;

(iv) making recommendations to the Board of Directors regarding non-CEO compensation, incentive compensation plans and equity-based plans; and

(v) advising on director fees.

In March 2005, the Board of Directors approved and adopted a revised Compensation Committee Charter which sets forth the qualifications of the Compensation Committee’s members and the responsibilities of the committee. The Compensation Committee Charter is available on the Investor Relations portion of the Corporation’s website at www.kcsenergy.com/html/investor.html. The Compensation Committee Charter is also available in print to any stockholder upon written request to the Secretary of the Corporation at the Corporation’s principal executive offices.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is comprised of Messrs. Geary, Merriman and Siegel. Mr. Geary serves as Chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee met twice in 2005. All members of the Nominating and Corporate Governance Committee are independent as that term is defined by the NYSE listing standards.

The Nominating and Corporate Governance Committee is responsible for, among other things:

(i) selecting, or recommending that the Board of Directors selects, nominees for director:

(ii) monitoring and recommending the function and composition of the various committees of the Board of Directors;

(iii) recommending Corporate Governance Guidelines and reviewing them periodically;

(iv) overseeing the evaluation of the Board of Directors and management;

(v) overseeing the succession plans relating to positions held by executive officers;

(vi) identifying qualified board candidates; and

(vii) considering matters of corporate governance applicable to the Corporation.

In March 2005, the Board of Directors approved and adopted a revised Nominating and Corporate Governance Committee Charter. The Nominating and Corporate Governance Committee Charter is available on the Investor Relations portion of the Corporation’s website at www.kcsenergy.com/html/investor.html. The Nominating and

Corporate Governance Committee Charter is also available in print to any stockholder upon written request to the Secretary of the Corporation at the Corporation’s principal executive offices.

EXECUTIVE OFFICERS

The following persons served as executive officers of the Corporation, at the discretion of the Board of Directors, during 2005. There are no family relationships among any of the Corporation’s executive officers or directors. Each of Messrs. Christmas, Hahne, Stout and Dwyer was an executive officer of the Corporation during the Corporation’s bankruptcy proceedings which commenced in January 2000. The Corporation confirmed its plan of reorganization and emerged from bankruptcy in February 2001. Pursuant to the plan of reorganization, the Corporation repaid its two bank credit facilities in full, paid past due interest on its senior and senior subordinated notes, including interest on interest, and prepaid $60.0 million of senior notes. Trade creditors were paid in full and shareholders retained 100% of their Common Stock, subject to dilution from the conversion of convertible preferred stock sold in connection with the Corporation’s emergence from bankruptcy. None of the executive officers of the Corporation were held responsible for any actions under the bankruptcy proceedings. The biographies of Mr. James W. Christmas, the Chairman of the Board and Chief Executive Officer of the Corporation, and Mr. William N. Hahne, the President and Chief Operating Officer of the Corporation, are listed elsewhere in this 10-K/A under the heading “Directors.”

Name	Age	Position

James W. Christmas	58	Chairman of the Board and Chief Executive Officer
William N. (“Bill”) Hahne	54	President and Chief Operating Officer
Harry Lee Stout	58	Senior Vice President, Marketing and Risk Management
Joseph T. Leary	56	Senior Vice President and Chief Financial Officer
Frederick Dwyer	46	Vice President, Controller and Secretary

Harry Lee Stout.  Mr. Stout has served as Senior Vice President, Marketing and Risk Management of the Corporation since March 2002. From September 1996 to the present, Mr. Stout has served as the President of KCS Energy Services, Inc., one of the Corporation’s wholly-owned subsidiaries. He served as President of the Corporation’s natural gas marketing and transportation subsidiaries from August 1991 until the discontinuation of those operations in 1997.

Joseph T. Leary.  Mr. Leary was appointed Senior Vice President and Chief Financial Officer of the Corporation in March 2006 and served as Vice President and Chief Financial Officer of the Corporation from May 2003 to March 2006. He has over 20 years of finance and treasury experience in the energy industry. From 1996 through 2002, he was Vice President — Finance and Treasurer at EEX Corporation, an oil and gas exploration company that was acquired by Newfield Exploration Company. Prior to that time, he was with ENSERCH Corporation, an integrated natural gas utility company, where he held several positions.

Frederick Dwyer.  Mr. Dwyer has served as Vice President and Controller of the Corporation since March 1997 and as Secretary of the Corporation since May 1998. From May 1996 to March 1997, Mr. Dwyer served as Assistant Vice President and Controller of the Corporation. Mr. Dwyer joined the Corporation upon its formation in 1988, holding various management and supervisory positions. He began his career in 1982 with Peat, Marwick, Mitchell & Co.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Corporation’s executive officers and directors and persons who own more than 10% of a registered class of the Corporation’s equity securities (collectively, “Reporting Persons”) to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC and the NYSE. The Reporting Persons are required by SEC regulation to furnish the Corporation with copies of all Forms 3, 4 and 5 they file.

Based solely on the Corporation’s review of the copies of such forms that it has received and, where applicable, any written representation by any of them that no Form 5 was required, the Corporation believes that with respect to the year ended December 31, 2005, all the Reporting Persons complied with the applicable filing requirements, except that Mr. Raynolds filed one late Form 4 report related to three late transactions reporting the sale of the Corporation’s common stock by certain family trusts.

CODE OF ETHICS

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

CERTIFICATIONS

As required by New York Stock Exchange, or NYSE, listing standards, James W. Christmas, our Chief Executive Officer, certified on June 23, 2005 that he was not aware of any violation by KCS of NYSE corporate governance listing standards. The certifications required by Section 302 of the Sarbanes-Oxley Act were filed with the Securities and Exchange Commission on March 16, 2006 as exhibits 31.1 and 31.2 to the Corporation’s Annual Report on Form 10-K and are filed as exhibits 31.1 and 31.2 to this Form 10-K/A.

Item 11.	Executive Compensation.

The following table summarizes the compensation awarded to, earned by or paid during the last three fiscal years to the chief executive officer of the Corporation and the other four most highly compensated executive officers of the Corporation for fiscal 2005.

Summary Compensation Table

					Long Term Compensation
					Awards
		Annual			Restricted	Securities
		Compensation		Other Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Awards	Options/SARs	Compensation
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)(3)	(#)(4)	($)

James W. Christmas	2005	396,979	520,000	—	340,750	50,100	15,525	(6)
Chairman and Chief Executive	2004	384,293	219,900	—	282,600	60,000	15,150	(6)
Officer	2003	369,788	425,000	—	99,600	125,000	12,000	(6)
William N. Hahne	2005	309,784	374,400	—	226,258	33,000	15,525	(7)
President and Chief Operating	2004	300,478	156,200	—	155,400	40,000	15,150	(7)
Officer	2003	290,548	310,000	—	74,700	100,000	12,000	(7)
Harry Lee Stout	2005	214,923	151,200	—	117,216	10,200	15,525	(8)
Senior Vice President,	2004	210,400	65,600	—	75,360	18,000	15,150	(8)
Marketing and Risk Management	2003	203,447	100,000	—	67,230	60,000	12,000	(8)
Joseph T. Leary(5)	2005	187,115	133,000	—	117,218	10,200	15,525	(9)
Senior Vice President and	2004	175,000	65,600	—	56,520	12,000	9,389	(9)
Chief Financial Officer	2003	88,846	70,000	—	26,940	12,000	2,400	(9)
Frederick Dwyer	2005	144,036	110,000	—	47,705	4,800	15,121	(10)
Vice President, Controller and	2004	140,000	60,000	—	37,680	8,000	12,838	(10)
Secretary	2003	133,773	55,000	—	37,350	12,500	8,873	(10)

(1)	Includes bonuses earned in the reported fiscal year and paid in the following fiscal year except for a $30,000 retention bonus earned by and paid to Mr. Dwyer in February 2005.

(2)	No named executive officer received perquisites or other personal benefits, securities or property in an aggregate amount in excess of the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for him in the two preceding columns. Perquisites received by the named executive officers include, among other things, the use of a corporate apartment by Mr. Christmas in Houston, Texas, certain travel costs reimbursed by the Corporation to Mr. Christmas for travel between Houston, Texas and the New York City area, supplemental life insurance premiums for Messrs. Christmas, Hahne and Stout and supplemental disability premiums for Mr. Hahne. These items were previously listed under the heading “All Other Compensation”.

(3)	The amounts set forth above are based on the closing price of the Common Stock on the date of grant (January 3, 2005 ($13.63), February 9, 2004 ($9.42), May 27, 2003 ($4.49) and February 8, 2003 ($2.49)) and vest three years after the date of grant. The number of shares of outstanding restricted stock of the Corporation held by the named executive officers as of December 31, 2005 and the corresponding value based on the closing price of $24.22 per share of Common Stock on that date are set forth below:

		Value as of
	Number of Shares of	December 31,
Named Executive Officer	Restricted Stock	2005

James W. Christmas	55,000	$1,332,100
William N. Hahne	36,600	$886,452
Harry Lee Stout	16,600	$402,052
Joseph T. Leary	20,600	$498,932
Frederick Dwyer	7,500	$181,650

In the event of a change in control of the Corporation, as defined in the executive officers’ employment or change in control agreements, as applicable, any outstanding shares of restricted stock awarded to the executive officers would vest immediately if following such change in control the executive officer is terminated other than for cause or resigns for good reason. Dividends are payable to grantees of outstanding restricted stock to the extent, if any, that dividends are paid on the Common Stock.

(4)	Represents the number of shares of Common Stock underlying stock options granted under the KCS Energy, Inc. 2005 Employee and Directors Stock Plan for 2005 and under the KCS Energy, Inc. 2001 Employee and Directors Stock Plan for 2004 and 2003.

(5)	Mr. Leary joined the Corporation on May 27, 2003 and, therefore, the compensation amounts for 2003 reflect amounts paid from such date to December 31, 2003.

(6)	Amounts include (i) $6,300 in 2005, $6,150 in 2004 and $6,000 in 2003 representing amounts contributed by the Corporation as 50% matching contributions for up to the first 6% of compensation, as defined in the KCS Energy, Inc. Savings and Investment Plan (the “Savings Plan”), contributed by such officer to the Savings Plan and (ii) $9,225 in 2005, $9,000 in 2004 and $6,000 in 2003 representing the pro rata share of the Corporation’s discretionary profit sharing contribution for each fiscal year made on behalf of such officer to the Savings Plan.

(7)	Amounts include (i) $6,300 in 2005, $6,150 in 2004 and $6,000 in 2003 representing amounts contributed by the Corporation as 50% matching contributions for up to the first 6% of compensation, as defined in the Savings Plan, contributed by such officer to the Savings Plan and (ii) $9,225 in 2005, $9,000 in 2004 and $6,000 in 2003 representing the pro rata share of the Corporation’s discretionary profit sharing contribution for each fiscal year made on behalf of such officer to the Savings Plan.

(8)	Amounts include (i) $6,300 in 2005, $6,150 in 2004 and $6,000 in 2003 representing amounts contributed by the Corporation as 50% matching contributions for up to the first 6% of compensation, as defined in the Savings Plan, contributed by such officer to the Savings Plan and (ii) $9,225 in 2005, $9,000 in 2004 and $6,000 in 2003 representing the pro rata share of the Corporation’s discretionary profit sharing contribution for each fiscal year made on behalf of such officer to the Savings Plan.

(9)	Amounts include (i) $6,300 in 2005, $5,391 in 2004 and $2,400 in 2003 representing amounts contributed by the Corporation as 50% matching contributions for up to the first 6% of compensation, as defined in the Savings Plan, contributed by such officer to the Savings Plan and (ii) $9,225 in 2005 and $3,998 in 2004

representing the pro rata share of the Corporation’s discretionary profit sharing contribution made on behalf of such officer to the Savings Plan.

(10)	Amounts include (i) $6,135 in 2005, $5,672 in 2004 and $4,778 in 2003 representing amounts contributed by the Corporation as 50% matching contributions for up to the first 6% of compensation, as defined in the Savings Plan, contributed by such officer to the Savings Plan and (ii) $8,986 in 2005, $7,166 in 2004 and $4,095 in 2003 representing the pro rata share of the Corporation’s discretionary profit sharing contribution made on behalf of such officer to the Savings Plan.

The following table sets forth information about stock option grants made during 2005 to each of the executive officers named in the Summary Compensation Table.

Option/SAR Grants in Last Fiscal Year

	Individual Grants				Potential Realizable Value
	Number of	Percent of Total			at Assumed Annual Rates
	Securities	Options/SARs	Exercise		of Stock Price
	Underlying	Granted to	or Base		Appreciation for
	Options/SARs	Employees in	Price	Expiration	Option Term(3)
Name	Granted(#)(1)(2)	Fiscal Year	($/Sh.)	Date	5%($)	10%($)

James W. Christmas	25,050	12%	$13.63	1/3/2015	$214,724	$544,154
	25,050	12%	$17.99	7/1/2015	$283,411	$718,219
William N. Hahne	16,500	8%	$13.63	1/3/2015	$141,435	$358,425
	16,500	8%	$17.99	7/1/2015	$186,678	$473,079
Harry Lee Stout	5,100	2%	$13.63	1/3/2015	$43,716	$110,786
	5,100	2%	$17.99	7/1/2015	$57,700	$146,224
Joseph T. Leary	4,000	2%	$13.63	1/3/2015	$34,287	$86,891
	4,000	2%	$17.99	7/1/2015	$45,255	$114,686
Frederick Dwyer	2,400	1%	$13.63	1/3/2015	$20,572	$52,135
	2,400	1%	$17.99	7/1/2015	$27,153	$68,811

(1)	One half of options were granted under the KCS Energy, Inc. 2001 Employee and Directors Stock Plan and one half were granted under the KCS Energy, Inc. 2005 Employee and Directors Stock Plan.

(2)	Options were granted on January 3, 2005 and July 1, 2005. All options were granted with an exercise price equal to the closing price of the Common Stock on the date of grant and vest at the rate of one-third each year commencing on the first anniversary of the grant date. The Compensation Committee retains discretion, subject to plan limitations, to modify the terms of the options. In the event of a change in control of the Corporation, as defined in the executive officers’ employment or change in control agreements, as applicable, the options will immediately become fully vested and exercisable if following such change in control the executive officer is terminated other than for cause or resigns for good reason.

(3)	In accordance with SEC rules, these columns show gains that could accrue for the respective options, assuming that the market price of the Corporation’s Common Stock appreciates from the date of grant over a period of ten years at an annualized rate of 5% and 10%, respectively. If the stock price does not increase above the exercise price at the time of exercise, realized value to the named executive officers from these options will be zero.

The following table sets forth information concerning the exercise of stock options during 2005 and the value of unexercised stock options as of December 31, 2005 for each executive officer named in the Summary Compensation Table above.

Aggregated Option/SAR Exercises in Last Fiscal Year
and FY-End Option/SAR Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money
	Shares		Options/SARs at		Options/SARs at
	Acquired on	Value	December 31, 2005 (#)		December 31, 2005 ($)(2)
Name	Exercise (#)	Realized ($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

James W. Christmas	125,000	2,742,500	197,441	131,768	$3,687,988	$1,778,694
William N. Hahne	137,853	1,903,159	167,335	92,998	$3,147,635	$1,297,461
Harry Lee Stout	164,340	1,988,667	50,000	42,200	$1,083,900	$648,342
Joseph T. Leary	12,000	133,530	—	22,200	—	$263,542
Frederick Dwyer	38,922	452,746	17,665	14,302	$348,681	$192,610

(1)	These amounts represent the aggregate market value of the underlying securities at the date of exercise minus the aggregate exercise price of the option.

(2)	These amounts represent the difference between the last reported per share sales price of the Common Stock on the New York Stock Exchange on December 31, 2005 ($24.22) and the exercise price of in-the-money options multiplied by the number of underlying securities.

EMPLOYMENT AGREEMENTS, CHANGE IN CONTROL AGREEMENTS
AND RETENTION AGREEMENTS

Employment Agreements

Messrs. Christmas, Hahne and Stout are parties to employment agreements with the Corporation. The following summary of the material terms of the employment agreements, as amended to date, does not purport to be complete and is qualified in its entirety by reference to the employment agreements themselves.

Term and Termination

The employment agreement for each of Messrs. Christmas and Hahne has a term of three years that automatically renews each December 31 and extends the term by one year (e.g., on December 31, 2005 the expiration date was automatically extended until December 31, 2008), unless the employment agreement is terminated earlier pursuant to its terms. The employment agreement for Mr. Stout has a term that is currently set to expire on December 31, 2006 and is renewed automatically each year thereafter for a one-year period, unless the employment agreement is terminated earlier pursuant to its terms or notice of non-renewal is provided by either party at least one year prior to the scheduled expiration date.

The Corporation is entitled to terminate the employment of each executive at any time either for cause (as defined in the employment agreements) or without cause. Each executive is entitled to terminate his employment at any time either for good reason (as defined in the employment agreements) or other than for good reason. If the executives terminate their employment for good reason or other than for good reason, the Corporation is entitled to accelerate the termination date to any date prior to the date set forth in the executives’ notice of termination. Either the Corporation or the executives are entitled to terminate the executives’ employment at any time due to the executives’ permanent disability. The executives’ employment will automatically terminate upon death.

Annual Compensation

The employment agreements provide for annual base salaries that are subject to annual review for appropriate increases at the discretion of the Board of Directors. For 2006, Messrs. Christmas, Hahne and Stout will receive annual base salaries of $425,000, $325,000 and $223,000, respectively. The employment agreements also provide that the executives are eligible for an annual cash bonus award in accordance with the Corporation’s annual incentive bonus program depending upon the performance of the Corporation and the executives each year measured against the Corporation’s business plan and the goals for the executives for the applicable year as determined by the Board of Directors or the Compensation Committee. The amount of the annual cash bonus is equal to a percentage of the executives’ base salary for the applicable year based on the performance levels for the applicable year. Currently, the performance levels and percentage of base salary for the executives are as follows:

	Mr. Christmas’ Percentage	Mr. Hahne’s Percentage	Mr. Stout’s Percentage
Performance Level	of 2006 Salary	of 2006 Salary	of 2006 Salary

Threshold	32.5%	30%	17.5%
Target	65.0%	60%	35%
Maximum	130.0%	120%	70%

The bonus percentages are prorated between performance levels and are subject to the annual review and modification by the Board of Directors or the Compensation Committee consistent with the Corporation’s compensation philosophy and market compensation. The employment agreements provide that any bonuses payable to the executives will be paid as provided in the employment agreements if a change of control occurs after the end of the applicable year but before the bonus is actually paid.

The executives are entitled to continuation of executive life and disability insurance coverage with premiums paid by the Corporation under the existing life and disability insurance policies to the extent available to the Corporation for costs comparable to those in effect at the time of the agreements. The executives are also eligible to participate in any medical, health, insurance, 401(k), stock option and similar plans and benefits of the Corporation available to senior executives of the Corporation and are entitled to vacation time each year in accordance with the Corporation’s policies. The executives will be reimbursed for all reasonable costs and expenses incurred in the performance of their duties subject to and in accordance with the expense reimbursement policies of the Corporation in effect from time to time.

Compensation in Event of Termination

If the executives’ employment is terminated by the Corporation for cause or by the executives for other than good reason, then the Corporation must pay the executives:

•	any earned but unpaid salary as of the termination date; and

•	any accrued but unpaid vacation pay as of the termination date (as defined in the employment agreements).

If the executives’ employment is terminated because of death or permanent disability, the Corporation must pay the executives:

•	any accrued but unpaid salary as of the termination date;

•	any accrued but unpaid vacation pay as of the termination date; and

•	a pro rata amount of the executives’ targeted bonus for the year that the executives die or become permanently disabled.

In the case of a disability, the executives are also entitled to any benefits payable by the Corporation to its employees under any disability benefit plan then in effect.

If the Corporation terminates the executives’ employment other than for cause, death or permanent disability or the executives terminate their employment for good reason at any time other than within three years (two years for Mr. Stout) after a change in control (as defined in the employment agreements, which is substantially similar to the definition set forth below with respect to the change in control agreements, including that a change in control must occur on or before August 31, 2008), then the Corporation must pay to the executives:

•	an amount equal to two times the executives’ annual base salary (one times base salary for Mr. Stout) in effect as of the termination date; plus

•	an amount equal to two times the amount of any cash bonus paid to the executives for the year preceding the year in which the termination date occurs (this component is not payable to Mr. Stout); plus

•	the amount of any accrued but unpaid salary as of the termination date; plus

•	a pro rata amount of the executives’ targeted bonus for the year in which the termination date occurs; plus

•	the amount of any accrued but unpaid vacation pay through the termination date.

If the Corporation terminates the executives’ employment other than for cause, death or permanent disability or the executives terminate their employment for good reason at any time within three years (two years for Mr. Stout) after a change in control, then the Corporation must pay to the executives:

•	an amount equal to three times (two times for Mr. Stout) the greater of:

•	the executives’ annual base salary in effect as of the termination date; or

•	the executives’ annual base salary in effect immediately preceding the change in control; plus

•	an amount equal to three times (two times for Mr. Stout) the greater of:

•	the amount of any cash bonus payable to the executives for the year in which the termination date occurs (provided that if the executives’ bonus for that year has not been determined as of the termination date, then the amount of the bonus will be determined as if the executives earned 100% of the targeted bonus for that year); or

•	the amount of the last annual cash bonus paid to the executives prior to the change in control; plus

•	the amount of any earned but unpaid salary as of the termination date; plus

•	the amount of any annual cash bonus award payable to the executives to the extent not paid prior to the termination date; plus

•	an amount equal to the greater of:

•	a pro rata amount of the executives’ targeted bonus for the year in which the termination date occurs; or

•	such bonus for the year as may be determined by the Compensation Committee or the Board of Directors in their sole discretion; plus

•	the amount of any accrued but unpaid vacation pay through the termination date.

If the Corporation terminates the executives’ employment at any time other than for cause, death or permanent disability or the executives terminate their employment at any time for good reason:

•	any stock options or restricted stock granted to the executives as of the termination date will immediately vest and any stock options will remain exercisable until the later of:

•	one year from the termination date; or

•	the date that the options may be exercised pursuant to the applicable employee stock option plan; and

•	the Corporation will continue to maintain and pay the premiums for the executives’ medical and life insurance with coverage that is substantially similar to the coverage in effect as of the termination date until the earlier of:

•	the second anniversary (the first anniversary for Mr. Stout) after the termination date if the termination occurs at any time other than within three years (two years for Mr. Stout) after a change in control, or the third anniversary (the second anniversary for Mr. Stout) of the termination date if the termination occurs within three years (two years for Mr. Stout) after a change in control; or

•	the date the executive becomes employed by another employer and is entitled to substantially similar benefits under that employer’s benefit plan.

If continued insurance coverage is not permitted under the Corporation’s insurance plans, the Corporation will provide the executives with substantially similar insurance through another insurance carrier or reimburse the executives for the full cost of obtaining the insurance.

Except as noted in the following paragraph, if it is determined that any payment by the Corporation to or for the benefit of an executive upon an event of termination would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code or any successor statute, the executives will be entitled to receive an additional payment in an amount equal to the excise tax. The employment agreements set forth the procedures for determining the amount of the excise tax to be paid and other related matters. The provisions of the employment agreements regarding the payment of excise taxes survive the expiration of the term of the agreements.

The employment agreements, as amended to date, for Messrs. Christmas and Hahne, but not Mr. Stout, provide guidelines for the reduction of compensation payable pursuant to the agreements in connection with certain events of termination. The payments that Messrs. Christmas and Hahne may be entitled to if their employment is terminated other than for cause, death or permanent disability or for good reason may be subject to income tax and customary payroll taxes, and a portion of the benefits may be subject to excise taxes pursuant to Section 4999 of the Internal Revenue Code or any successor statute. An accounting firm designated in accordance with the agreements will, among other matters, review the effect of the taxes incurred by the executives if it is determined that any compensation owed to the executives upon termination for the reasons discussed in the prior sentence or pursuant to any other provision of the employment agreements would lead to a liability to pay excise taxes. The sum of the payments required to be made by the Corporation upon the occurrence of any of the events of termination discussed in this paragraph or any other provision of the employment agreements will be reduced by an amount that the designated accounting firm states would provide the greatest benefit to the executives on an after-tax basis if the designated accounting firm states that a reduction in the payments would serve to benefit the executives on an after-tax basis. If the payments are so reduced, no excise tax payment (as defined in the employment agreements and briefly discussed in the previous paragraph) will be owed to the executives unless it is later determined that, due to a change in circumstances or a re-evaluation, the executives are entitled to receive an excise tax payment in accordance with the employment agreements.

The employment agreements also provide guidelines for payments made pursuant to the agreements that may constitute nonqualified deferred compensation within the meaning of Section 409A of the Internal Revenue Code.

Offset

The employment agreements provide that the executives are not required to seek other employment or otherwise mitigate damages in order to be entitled to the full amount of any payment and benefits to which the executives are entitled under their respective agreements. The amount of any payments and benefits under the agreements will not be reduced by any compensation or benefits received by the executives from other employment other than with respect to the insurance benefits received upon termination other than for cause, death or permanent disability or for good reason discussed above.

Confidentiality and Non-Solicitation

The employment agreements contain certain confidentiality and non-solicitation provisions applicable to each of the executive officers. The non-solicitation provisions apply during the term of the agreements and for two years after termination of the executives’ employment.

Change in Control Agreements

Each of Messrs. Leary and Dwyer is a party to a change in control agreement with the Corporation. The following summary of the material terms of the change in control agreements, as amended to date, does not purport to be complete and is qualified in its entirety by reference to the change in control agreements themselves.

Term

The executives are only entitled to the benefits of the agreements if a change in control (as defined below) occurs on or before August 1, 2008.

Payments upon Change in Control

If a change in control occurs and within two years following the change in control the executives’ employment is terminated by the Corporation for any reason other than for cause (as defined in the change in control agreements), death or permanent disability or by the executive for good reason (as defined in the change in control agreements), the executive is entitled, among other things, to:

•	an amount equal to one times the greater of:

•	the executive’s annual base salary in effect as of the termination date (as defined in the change in control agreements); or

•	the executive’s annual base salary in effect immediately preceding the change in control; plus

•	an amount equal to one times the greater of:

•	the amount of any cash bonus payable to the executive for the year in which the termination date occurs (provided that if the executive’s bonus for the year has not been determined as of the termination date, then the amount of the bonus will be determined as if the executive earned 100% of the targeted bonus for the year); or

•	the amount of the last cash bonus paid to the executive prior to the change in control; plus

•	the amount of any earned but unpaid salary as of the termination date; plus

•	the amount of any cash bonus payable to the executive to the extent not paid prior to the termination date; plus

•	an amount equal to the greater of:

•	a pro rata amount of the executive’s targeted bonus for the year in which the termination date occurs; or

•	such bonus for the year as may be determined by the Compensation Committee or the Board of Directors in their sole discretion; plus

•	the amount of any accrued but unpaid vacation pay through the termination date; plus

•	immediate vesting of any stock options or shares of restricted stock outstanding as of the termination date and any stock options will remain exercisable until the later of:

•	one year from the termination date; or

•	the date that the options may be exercised pursuant to the applicable employee stock option plan.

The Corporation will also continue to maintain and pay the premiums for the executive’s medical and life insurance with coverage that is substantially similar to the coverage in effect as of the termination date until the earlier of:

•	the first anniversary of the termination date; or

•	the date the executive becomes employed by another employer and is entitled to substantially similar benefits under that employer’s benefit plan.

If continued coverage is not permitted under the Corporation’s insurance plans, then the Corporation will provide the executive with substantially similar insurance through another insurance carrier or reimburse the executive for the full cost of obtaining the insurance.

Any payments received under the change in control agreements will preclude the executive from eligibility to receive a severance payment under the Corporation’s then-existing standard severance pay policy. The change in control agreements provide guidelines for payments made pursuant to the agreements that may constitute nonqualified deferred compensation within the meaning of Section 409A of the Internal Revenue Code.

Offset

The executives are not required to seek other employment or otherwise mitigate damages in order to be entitled to the payments and benefits to which the executives are entitled under the change in control agreements. The payments and benefits payable under the agreements will not be reduced by any compensation or benefits received by the executive from other employment other than with respect to the insurance benefits discussed above.

Change in Control

For purposes of the change in control agreements, the term “change in control” means the first to occur of any of the following events:

•	any “person” (as the term is used in section 13(d) and 14(d) of the Exchange Act), other than a trustee or other fiduciary holding securities under an executive benefit plan of the Corporation or any of its subsidiaries, becomes the beneficial owner (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Corporation representing more than 25% of the combined voting power of the Corporation’s then outstanding securities;

•	individuals who are members of the Board of Directors on the date of the change in control agreements (the “Incumbent Board”) cease for any reason to constitute at least a majority of the Board of Directors, provided that any person becoming a director subsequent to the date of the change in control agreements in replacement for a director who has died or become disabled and whose election was approved by a vote of at least a majority of the directors comprising the Incumbent Board, or whose nomination for election by the Corporation’s stockholders was approved by the nominating committee serving under an Incumbent Board will be considered a member of the Incumbent Board;

•	a merger or consolidation of the Corporation with any other corporation or other business entity, other than a merger or consolidation that would result in the combined voting power of the Corporation’s securities outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 51% of the combined voting power of the securities of the Corporation or the surviving entity outstanding immediately after the merger or consolidation; or

•	a sale or disposition by the Corporation of all or substantially all of its assets.

COMPENSATION OF DIRECTORS

The following table summarizes the total compensation awarded to each non-employee director of the Corporation during 2005.

Summary Compensation Table

						Securities
	Base	Retainer	Additional	Meeting		Underlying
	Retainer	Stock	Retainer	Fees	Other	Options
Name	$(1)	$(1)	$(1)	$(2)	$(3)	(#)(4)

G. Stanton Geary	17,500	17,500	5,000	21,500	—	9,000
Gary A. Merriman	17,500	17,500	—	14,000	4,918	9,000
Robert G. Raynolds	17,500	27,500	10,000	19,500	—	9,000
Joel D. Siegel	17,500	17,500	10,000	22,000	—	9,000
Christopher A. Viggiano	17,500	17,500	15,000	29,000	—	9,000

(1)	Each non-employee director was paid an annual retainer of $35,000 (paid one-half in cash and one-half in Common Stock). Mr. Geary was paid an additional retainer of $5,000 for his service as Chairman of the Nominating and Corporate Governance Committee. Mr. Raynolds was paid an additional annual retainer of $20,000 for his service as Lead Outside Director (paid one-half in cash and one-half in Common Stock). Mr. Siegel was paid an additional retainer of $10,000 for his service as Chairman of the Compensation Committee. Mr. Viggiano was paid an additional retainer of $15,000 for his service as Chairman of the Audit Committee. The portion of the retainers paid in Common Stock was granted pursuant to the KCS Energy, Inc. 2005 Employee and Directors Stock Plan (the “2005 Plan”). The number of shares granted to non-employee directors representing one-half of the annual retainer was determined by dividing one-half of the retainer by $15.82 (the closing price of one share of Common Stock on the date of grant, June 15, 2005). In 2005, each non-employee director, except Mr. Raynolds, received 1,106 shares of Common Stock as part of their annual retainer. Mr. Raynolds received 1,738 shares of Common Stock as part of his annual retainer.

(2)	Non-employee directors were paid $1,500 for each meeting of the Board of Directors attended in person ($500 if participation was via telephone) and $1,500 for each committee meeting attended in person ($500 if participation was via telephone). The Corporation also reimburses directors, including directors who are executive officers of the Corporation, for expenses they incur in attending board and committee meetings. Reimbursed expenses are not included in the table above.

(3)	In accordance with the terms of the Corporation’s employee and director stock purchase program, Mr. Merriman received a $4,918 discount when he purchased shares of Common Stock under the program.

(4)	Each non-employee director received stock options exercisable into 9,000 shares of Common Stock with an exercise price of $15.82, the closing sales price on the date of grant, June 15, 2005. One-third of the options become exercisable on the anniversary of the grant date in each of the following three years and the options expire ten years after the date of grant. The options become immediately vested and exercisable upon a change in control of the Corporation.

There was no compensation, not covered above or discussed below, paid or distributed in 2005 to any of the non-employee directors. As discussed in “Certain Relationships and Related Transactions” included elsewhere in this Form 10-K/A, during 2005 the Corporation paid legal fees of approximately $12,600 to a law firm of which Mr. Siegel is a member and the President.

In accordance with the Corporation’s Corporate Governance Guidelines, director compensation is set by the full Board of Directors based upon a recommendation of the Compensation Committee. In 2006, the Board of Directors will review director compensation and will take into consideration information available regarding practices in comparable companies and the time required for directors to fulfill their responsibilities as members of the Board of Directors and its committees in setting compensation.

COMPENSATION COMMITTEE INTERLOCK AND INSIDER PARTICIPATION

Messrs. Siegel and Viggiano served as the members of the Compensation Committee for all of 2005; Mr. Raynolds served from January 1, 2005 through June 9, 2005; and Mr. Merriman served from June 10 through December 31, 2005. None of Messrs. Merriman, Raynolds, Siegel or Viggiano was at any time during 2005, or at any other time, an officer or employee of the Corporation or any of its subsidiaries. Further, none of the Corporation’s executive officers served as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of another entity that has one or more of its executive officers serving as a member of the Board of Directors or the Compensation Committee, or other committee performing a similar function, at any time during 2005.

Mr. Siegel, Chairman of the Compensation Committee, is a member and the president of the law firm of Orloff, Lowenbach, Stifelman & Siegel, P.A. As discussed in Item 13 “Certain Relationships and Related Transactions”, the Corporation paid legal fees of approximately $12,600 to the aforementioned law firm during 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information provided below indicates the beneficial ownership, as of April 20, 2006, of the Common Stock by each director, by each executive officer named in the Summary Compensation Table located elsewhere in this Form 10-K/A, by all directors and executive officers as a group and by each person known by the Corporation to own more than 5% of the outstanding shares of Common Stock. For purposes of the tables below, a “beneficial owner” includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares voting power and/or investment power with respect to the Common Stock. Further, the amounts listed below include any shares of Common Stock that a person has the right to acquire beneficial ownership of within 60 days of April 20, 2006.

Directors and Executive Officers

The address of all directors and executive officers in this table is c/o KCS Energy, Inc., 5555 San Felipe Road, Suite 1200, Houston, Texas 77056.

	Amount and Nature of
Name of Beneficial Owner	Beneficial Ownership(1)		Percent of Class

James W. Christmas	1,369,324	(2)	2.70%
Robert G. Raynolds	535,871	(3)	1.06%
William N. Hahne	395,963	(4)	*
Harry Lee Stout	199,167	(5)	*
Joel D. Siegel	120,000	(6)	*
Frederick Dwyer	59,447	(7)	*
Joseph T. Leary	37,832	(8)	*
Christopher A. Viggiano	28,691	(9)	*
G. Stanton Geary	21,880	(9)	*
Gary A. Merriman	3,106		*
Directors and executive officers as a group (10 persons)	2,771,281	(10)	5.43%

*	Represents beneficial ownership of less than 1%.

(1)	Unless otherwise indicated, the beneficial owner has sole voting and investment power.

(2)	Includes: (i) 80,008 shares that are the subject of unvested restricted stock grants under which Mr. Christmas has voting rights but disposition rights are currently restricted; (ii) 85,272 shares that are held in Mr. Christmas’ account under the Corporation’s 401(k) plan; and (iii) 236,625 shares underlying options exercisable within 60 days of April 20, 2006. Also includes 36,000 shares held in trusts established for the benefit of Mr. Christmas’ children as to which Mr. Christmas disclaims any beneficial ownership.

(3)	Includes: (i) 483,244 shares held by a family trust for which Mr. Raynolds is a co-trustee and holds a remainder interest in such trust and has shared voting and investment power but disclaims beneficial ownership except to the extent of his pecuniary interest therein; and (ii) 4,000 shares underlying options exercisable within 60 days of April 20, 2006. Also includes 6,824 shares held in trusts established for the benefit of Mr. Raynolds’ children as to which Mr. Raynolds disclaims any beneficial ownership.

(4)	Includes: (i) 59,821 shares that are the subject of unvested restricted stock grants under which Mr. Hahne has voting rights but disposition rights are currently restricted; (ii) 12,903 shares that are held in Mr. Hahne’s account under the Corporation’s 401(k) plan; and (iii) 196,168 shares underlying options exercisable within 60 days of April 20, 2006.

(5)	Includes: (i) 25,219 shares that are the subject of unvested restricted stock grants under which Mr. Stout has voting rights but disposition rights are currently restricted; (ii) 62,248 shares that are held in Mr. Stout’s account under the Corporation’s 401(k) plan; and (iii) 64,700 shares underlying options exercisable within 60 days of April 20, 2006.

(6)	Includes 4,000 shares underlying options exercisable within 60 days of April 20, 2006. Also includes 16,000 shares held in trusts established for the benefit of Mr. Siegel’s children as to which Mr. Siegel disclaims any beneficial ownership.

(7)	Includes: (i) 11,525 shares that are the subject of unvested restricted stock grants under which Mr. Dwyer has voting rights but disposition rights are currently restricted; (ii) 4,758 shares that are held in Mr. Dwyer’s account under the Corporation’s 401(k) plan; and (iii) 21,882 shares underlying options exercisable within 60 days of April 20, 2006.

(8)	Includes: (i) 28,682 shares that are the subject of unvested restricted stock grants under which Mr. Leary has voting rights but disposition rights are currently restricted; (ii) 1,450 shares that are held in Mr. Leary’s account under the Corporation’s 401(k) plan; and (iii) 7,700 shares underlying options exercisable within 60 days of April 20, 2006.

(9)	Includes 4,000 shares underlying options exercisable within 60 days of April 20, 2006.

(10)	Includes, among other things: (i) 205,255 shares that are the subject of unvested restricted stock grants under which the beneficial owners have voting rights but disposition rights are currently restricted; (ii) 166,631 shares that are allocated to the beneficial owners’ accounts under the Corporation’s 401(k) plan; and (iii) 543,075 shares underlying options exercisable within 60 days of April 20, 2006.

In April 2006, the Board of Directors adopted a policy requiring minimum levels of ownership of the Corporation’s common stock by directors and officers of the Corporation. Within four years of the later of the adoption of this policy or the appointment as a director or officer, directors and officers are required to be beneficial owners of Common Stock with a market value equivalent as follows: directors — three times their annual retainer; the Chairman and Chief Executive Officer and the President and Chief Operating Officer — three times his annual base pay; Senior Vice Presidents of the Corporation — two times their annual base pay; and Vice Presidents of the Corporation — one time their annual base pay.

Owners of More Than Five Percent of Common Stock

Based solely upon filings made with the Securities and Exchange Commission (the “SEC”), the following persons are the only persons known by the Corporation to own beneficially more than 5% of the outstanding shares of Common Stock as of April 20, 2006.

	Amount and Nature of
Name and Address of Beneficial Owner	Beneficial Ownership	Percent of Class

FMR Corp.	7,541,500 (1)	14.92%
82 Devonshire Street
Boston, MA 02109

(1)	Based on the Schedule 13G/A filed with the SEC on February 14, 2006 as a joint statement by FMR Corp. and Edward C. Johnson 3d: (i) FMR Corp. has sole dispositive power with respect to 7,541,500 shares of Common Stock and sole voting power with respect to 295,900 shares of Common Stock; and (ii) Mr. Johnson has sole dispositive power with respect to 7,541,500 shares of Common Stock and does not have voting power with respect to any shares of Common Stock. Of the 7,541,500 shares beneficially owned by the reporting parties, according to the information filed in the Schedule 13G/A, 7,425,300 shares of Common Stock are beneficially owned by Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR Corp., in its capacity as an investment adviser to various registered investment companies, including Fidelity Low Priced Stock Fund which beneficially owns 4,815,000 shares of Common Stock, or 9.53% of the outstanding Common Stock at March 28, 2006. The Schedule 13G/A also stated that Edward C. Johnson 3d and FMR Corp., through its control of Fidelity, and the funds each has sole power to dispose of all of the securities covered by the statement. However, neither FMR Corp. nor Edward C. Johnson 3d has the sole power to vote or direct the voting of the shares owned directly by the Fidelity funds, which power resides with the funds’ Board of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the funds’ Board of Trustees. Further, Fidelity International Limited is the beneficial owner of 116,200 shares of Common Stock.

Information concerning securities authorized for issuance under our equity compensation plans is set forth in Item 5 of our Form 10-K and is incorporated in Item 12 of this Form 10-K/A by reference.

Item 13.	Certain Relationships and Related Transactions.

During 2005, the Corporation retained and paid professional fees of approximately $12,600 to the law firm of Orloff, Lowenbach, Stifelman & Siegel, P.A., of which Joel D. Siegel, a director of the Corporation, is a member and the President. The Corporation believes that the professional fees charged were comparable to the fees of other law firms of similar size and expertise and reflect market rates for services rendered. In November 2005, the Corporation’s Nominating and Corporate Governance Committee determined, based on the recommendation of Mr. Siegel and other factors, that the law firm of Orloff, Lowenbach, Stifelman & Siegel, P.A. would no longer perform professional services for the Corporation or its subsidiaries.

Item 14.	Principle Accounting Fees and Services.

Ernst & Young LLP has served as the Corporation’s independent registered public accounting firm since 2002 and has been appointed by the Audit Committee as the Corporation’s independent registered public accounting firm to audit the financial statements of the Corporation for the fiscal year ending December 31, 2006.

Ernst & Young LLP has billed the Corporation and its subsidiaries the aggregate fees set forth in the table below for services provided during fiscal years 2005 and 2004.

	2005	2004

Audit Fees	$996,000	$893,100
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$996,000	$893,100

Audit Fees.  The 2005 and 2004 audit fees represent the aggregate fees billed for professional services rendered by Ernst & Young LLP for the audit of the Corporation’s annual financial statements, the audit of the Corporation’s internal control over financial reporting, additional procedures in order to comply with Public Company Accounting Oversight Board Standard (United States) No. 3, and other services rendered in connection with SEC filings, including comfort letters, consents and reviews of the financial statements included in the Corporation’s quarterly reports on Form 10-Q for the year ended December 31, 2005.

All of the aforementioned fees were pre-approved by either the Audit Committee or the Chairman of the Audit Committee acting on behalf of the Audit Committee. The Audit Committee concluded that the provision of the aforementioned services by Ernst & Young LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

The Audit Committee has adopted policies and procedures whereby it pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm. These services include audit services, audit-related services and other permissible services. Under these procedures, pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services to be provided. Prior to engagement, the Audit Committee pre-approves the services to be provided by the independent registered public accounting firm within each service category. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval categories. In those instances, the Audit Committee requires specific pre-approval before engaging the independent registered public accounting firm. For each proposed service, the independent registered public accounting firm is required to provide detailed back-up documentation at the time of approval. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis.

The Audit Committee may delegate pre-approval authority to its Chairman who must report any pre-approval decisions to the Audit Committee at the next scheduled meeting.

PART IV

Item 15.	Exhibits and Financial Statements.

(a) List of documents filed as part of the report:

(1) Financial Statements:  Included in Item 15 of Form 10-K filed with the SEC on March 16, 2006 and incorporated by reference herein.

(2) Financial Statement Schedules.   Financial statement schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in our consolidated financial statements and related notes.

(3) Exhibits.

Exhibit
No.	Description

2.1	Order of the United States Bankruptcy Court for the District of Delaware confirming the KCS Energy, Inc. Plan of Reorganization (incorporated by reference to Exhibit 2 to Form 8-K (File No. 001-13781) filed with the SEC on March 1, 2001).
2.2	Purchase and Sale Agreement among Devon Energy Production Company, L.P., Devon Louisiana Corporation and KCS Resources, Inc. dated February 22, 2005 (incorporated by reference to Exhibit 2.1 to Form 8-K (File No. 001-13781) filed with the SEC on April 19, 2005).#
2.3	Agreement and Plan of Merger, dated April 20, 2006, by and among KCS Energy, Inc., Petrohawk Energy Corporation and Hawk Nest Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K (File No. 001-13781) filed with the SEC on April 25, 2006).
3.1	Restated Certificate of Incorporation of KCS Energy, Inc. (incorporated by reference to Exhibit (3)i to Form 10-K (File No. 001-13781) filed with the SEC on April 2, 2001).
3.2	Restated By-Laws of KCS Energy, Inc. (incorporated by reference to Exhibit (3)iii to Form 10-K (File No. 001-13781) filed with the SEC on April 2, 2001).
3.3	Amendments to Restated By-Laws of KCS Energy, Inc. effective April 22, 2003 (incorporated by reference to Exhibit 3.1 to Form 10-Q (File No. 001-13781) filed with the SEC on August 14, 2003).
4.1	Form of Common Stock Certificate, $0.01 Par Value (incorporated by reference to Exhibit 5 to registration statement on Form 8-A (No. 001-11698) filed with the SEC on January 27, 1993).
4.2	Indenture, dated as of April 1, 2004, among KCS Energy, Inc., certain of its subsidiaries and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Form 10-Q (File No. 001-13781) filed with the SEC on May 10, 2004).
4.3	First Supplemental Indenture, dated as of April 8, 2005, to Indenture dated as of April 1, 2004, among KCS Energy, Inc., certain of its subsidiaries and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 001-13781) filed with the SEC on April 11, 2005).
4.4	Form of 7 1/8% Senior Note due 2012 (included in Exhibit 4.2).
10.1	1988 KCS Group, Inc. Employee Stock Purchase Program (incorporated by reference to Exhibit 4.1 to registration statement on Form S-8 (No. 33-24147) filed with the SEC on September 1, 1988).*
10.2	Amendments to 1988 KCS Energy, Inc. Employee Stock Purchase Program (incorporated by reference to Exhibit 4.2 to registration statement on Form S-8 (No. 33-63982) filed with the SEC on June 8, 1993).*
10.3	KCS Energy, Inc. 2001 Employee and Directors Stock Plan (incorporated by reference to Exhibit (10)iii to Form 10-K (File No. 001-13781) filed with the SEC on April 2, 2001).*
10.4	Amendment to the KCS Energy, Inc. 2001 Employee and Directors Stock Plan (incorporated by reference to Exhibit 10.5 to Form 8-K (File No. 001-13781) filed with the SEC on April 25, 2006).
10.5	KCS Energy, Inc. 2005 Employee and Directors Stock Plan (incorporated by reference to Exhibit 4.8 to registration statement on Form S-8 (File No. 333-125690) filed with the SEC on June 10, 2005).*
10.6	First Amendment of KCS Energy, Inc. 2005 Employee and Directors Stock Plan (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-13781) filed with the SEC on May 19, 2005).*

Exhibit
No.	Description

10.7	KCS Energy, Inc. Savings and Investment Plan and related Adoption Agreement and Summary Plan Description (incorporated by reference to Exhibit 10.4 to Form 10-K (File No. 001-13781) filed with SEC on March 15, 2004).*
10.8	Purchase and Sale Agreement between KCS Resources, Inc., KCS Energy Services, Inc., KCS Michigan Resources, Inc. and KCS Medallion Resources, Inc., as sellers, and Star VPP, LP, as Buyer, dated as of February 14, 2001 (incorporated by reference to Exhibit (10)vi to Form 10-K (File No. 001-13781) filed with the SEC on April 2, 2001).
10.9	Second Amended and Restated Credit Agreement, dated as of November 18, 2003, by and among KCS Energy, Inc., the lenders from time to time party thereto, Bank of Montreal, as Agent and Collateral Agent, and BNP Paribas, as Documentation Agent (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-13781) filed with the SEC on November 19, 2003).
10.10	First Amendment to Second Amended and Restated Credit Agreement, effective as of February 26, 2004, by and among KCS Energy, Inc., the lenders from time to time party thereto, Bank of Montreal, as Agent and Collateral Agent, and BNP Paribas, as Documentation Agent (incorporated by reference to Exhibit 10.7 to Form 10-K (File No. 001-13781) filed with the SEC on March 15, 2004).
10.11	Second Amendment to Second Amended and Restated Credit Agreement, effective as of March 17, 2004, by and among KCS Energy, Inc., the lenders from time to time party thereto, Bank of Montreal, as Agent and Collateral Agent, and BNP Paribas, as Documentation Agent, and Bank One, NA, as Syndication Agent (incorporated by reference to Exhibit 10.8 to Form 10-K (File No. 001-13781) filed with the SEC on March 15, 2005).
10.12	Third Amendment to Second Amended and Restated Credit Agreement, dated and effective as of December 1, 2004, by and among KCS Energy, Inc., the lenders party thereto, Bank of Montreal, as Agent and Collateral Agent, BNP Paribas, as Documentation Agent, and JPMorgan Chase Bank, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-13781) filed with the SEC on December 7, 2004).
10.13	Fourth Amendment to Second Amended and Restated Credit Agreement, dated and effective as of March 31, 2005, by and among KCS Energy, Inc., the lenders party thereto, Bank of Montreal, as Agent and Collateral Agent, BNP Paribas, as Co-Documentation Agent, The Royal Bank of Scotland, as Co-Documentation Agent, and JPMorgan Chase Bank, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-13781) filed with the SEC on April 5, 2005).
10.14	Registration Rights Agreement, dated April 1, 2004, by and among KCS Energy, Inc., KCS Resources, Inc., Medallion California Properties Company,KCS Energy Services, Inc., Proliq, Inc., Credit Suisse First Boston LLC, Merill Lynch, Pierce, Fenner & Smith, Incorporated, Jefferies & Company, Inc., Harris Nesbitt Corp., Banc One Capital Markets, Inc., and BNP Paribas Securities Corp. (incorporated by reference to Exhibit 10.2 to Form 10-Q (File No. 001-13781) filed with the SEC on May 10, 2004).
10.15	Registration Rights Agreement, dated April 8, 2005, among KCS Energy, Inc., KCS Resources, Inc., Medallion California Properties Company, KCS Energy Services, Inc., Proliq, Inc., Credit Suisse First Boston LLC, J. P. Morgan Securities Inc., Harris Nesbitt Corp., BNP Paribas Securities Corp. and Greenwich Capital Markets, Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 001-13781) filed with the SEC on April 11, 2005).
10.16	Employment Agreement between KCS Energy, Inc. and James W. Christmas (incorporated by reference to Exhibit (10)vii to Form 10-K (File No. 001-13781) filed with the SEC on April 1, 2002).*
10.17	Amendment No. 1 to Employment Agreement, dated August 1, 2004, between KCS Energy, Inc. and James W. Christmas (incorporated by reference to Exhibit 10.1 to Form 10-Q (File No. 001-13781) filed with the SEC on November 9, 2004).*
10.18	Supplemental Employment Agreement between KCS Energy, Inc. and James W. Christmas (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 001-13781) filed with the SEC on February 28, 2006).*
10.19	Amendment No. 3 to Employment Agreement, dated April 20, 2006, between KCS Energy, Inc. and James W. Christmas (incorporated by reference to Exhibit 10.7 to Form 8-K (File No. 001-13781) filed with the SEC on April 25, 2006).*
10.20	Employment Agreement between KCS Energy, Inc. and William N. Hahne (incorporated by reference to Exhibit (10)viii to Form 10-K (File No. 001-13781) filed with the SEC on April 1, 2002).*

Exhibit
No.	Description

10.21	Amendment No. 1 to Employment Agreement, dated August 1, 2004, between KCS Energy, Inc. and William N. Hahne (incorporated by reference to Exhibit 10.2 to Form 10-Q (File No. 001-13781) filed with the SEC on November 9, 2004).*
10.22	Supplemental Employment Agreement between KCS Energy, Inc. and William N. Hahne (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 001-13781) filed with the SEC on February 28, 2006).*
10.23	Amendment No. 3 to Employment Agreement, dated April 20, 2006, between KCS Energy, Inc. and William N. Hahne (incorporated by reference to Exhibit 10.8 to Form 8-K (File No. 001-13781) filed with the SEC on April 25, 2006).*
10.24	Employment Agreement between KCS Energy, Inc. and Harry Lee Stout (incorporated by reference to Exhibit (10)ix to Form 10-K (File No. 001-13781) filed with the SEC on April 1, 2002).*
10.25	Amendment No. 1 to Employment Agreement, dated August 1, 2004, between KCS Energy, Inc. and Harry Lee Stout (incorporated by reference to Exhibit 10.3 to Form 10-Q (File No. 001-13781) filed with the SEC on November 9, 2004).*
10.26	Supplemental Employment Agreement between KCS Energy, Inc. and Harry Lee Stout (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 001-13781) filed with the SEC on February 28, 2006).*
10.27	Amendment No. 3 to Employment Agreement, dated April 20, 2006, between KCS Energy, Inc. and Harry Lee Stout (incorporated by reference to Exhibit 10.9 to Form 8-K (File No. 001-13781) filed with the SEC on April 25, 2006).*
10.28	Change in Control Agreement dated May 27, 2003 between KCS Energy, Inc. and Joseph T. Leary (incorporated by reference to Exhibit 10.2 to Form 10-Q (File No. 001-13781) filed with the SEC on August 14, 2003).*
10.29	Amendment No. 1 to Change in Control Agreement, dated August 1, 2004, between KCS Energy, Inc. and Joseph T. Leary (incorporated by reference to Exhibit 10.4 to Form 10-Q (File No. 001-13781) filed with the SEC on November 9, 2004).*
10.30	Amendment No. 2 to Change in Control Agreement, dated effective February 22, 2006, between KCS Energy, Inc. and Joseph T. Leary (incorporated by reference to Exhibit 10.5 to Form 8-K (File No. 001-13781) filed with the SEC on February 28, 2006).*
10.31	Amendment No. 3 to Change in Control Agreement, dated effective April 20, 2006, between KCS Energy, Inc. and Joseph T. Leary (incorporated by reference to Exhibit 10.10 to Form 8-K (File No. 001-13781) filed with the SEC on April 25, 2006).*
10.32	Change in Control Agreement dated May 1, 2003 between KCS Energy, Inc. and Frederick Dwyer (incorporated by reference to Exhibit 10.3 to Form 10-Q (File No. 001-13781) filed with the SEC on August 14, 2003).*
10.33	Amendment No. 1 to Change in Control Agreement, dated August 1, 2004, between KCS Energy, Inc. and Frederick Dwyer (incorporated by reference to Exhibit 10.5 to Form 10-Q (File No. 001-13781) filed with the SEC on November 9, 2004).*
10.34	Amendment No. 2 to Change in Control Agreement, dated effective February 22, 2006, between KCS Energy, Inc. and Frederick Dwyer (incorporated by reference to Exhibit 10.6 to Form 8-K (File No. 001-13781) filed with the SEC on February 28, 2006).*
10.35	Amendment No. 3 to Change in Control Agreement, dated effective April 20, 2006, between KCS Energy, Inc. and Frederick Dwyer (incorporated by reference to Exhibit 10.11 to Form 8-K (File No. 001-13781) filed with the SEC on April 25, 2006).*
10.36	Summary of Executive Compensation Arrangements for Named Executive Officers for 2006 (incorporated by reference to Exhibit 10.30 to Form 10-K (File No. 001-13781) filed with the SEC on March 16, 2006).*
10.37	Summary of Annual Incentive Award Plan (incorporated by reference to Exhibit 10.31 to Form 10-K (File No. 001-13781) filed with the SEC on March 16, 2006).*
10.38	Summary of Compensation Arrangements for Non-Employee Directors (incorporated by reference to Exhibit 10.7 to Form 8-K (File No. 001-13781) filed with the SEC on June 16, 2005).*
10.39	KCS Energy, Inc. Annual Performance Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q (File No. 001-13781) filed with the SEC on November 9, 2005).*

Exhibit
No.	Description

10.40	Form of Supplemental Stock Option Agreement under KCS Energy, Inc. 2001 Employee and Directors Stock Plan (incorporated by reference to Exhibit 10.6 to Form 10-Q (File No. 001-13781) filed with the SEC on November 9, 2004).*
10.41	Form of Amendment to Supplemental Stock Option Agreement under the KCS Energy, Inc. 2001 Employee and Directors Stock Plan (incorporated by reference to Exhibit 10.6 to Form 8-K (File No 001-13781) filed with the SEC on April 25, 2006).*
10.42	Form of Directors Supplemental Stock Option Agreement under KCS Energy, Inc. 2001 Employee and Directors Stock Plan (incorporated by reference to Exhibit 10.7 to Form 10-Q (File No. 001-13781) filed with the SEC on November 9, 2004).*
10.43	Form of Restricted Stock Award Agreement under KCS Energy, Inc. 2001 Employee and Directors Stock Plan (incorporated by reference to Exhibit 10.8 to Form 10-Q (File No. 001-13781) filed with the SEC on November 9, 2004).*
10.44	Form of Amendment to Restricted Stock Agreement under the KCS Energy, Inc. 2001 Employee and Directors Stock Plan (incorporated by reference to Exhibit 10.5 to Form 8-K (File No. 001-13781) filed with the SEC on April 25, 2006).*
10.45	Form of Restricted Stock Award Agreement (with accelerated vesting provision) under 2001 KCS Energy, Inc. Employee and Directors Stock Plan (incorporated by reference to Exhibit 10.9 to Form 10-Q (File No. 001-13781) filed with the SEC on November 9, 2004).*
10.46	Form of Supplemental Stock Option Agreement under KCS Energy, Inc. 2005 Employee and Directors Stock Plan and related Stock Option Exercise Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K (File No. 001-13781) filed with the SEC on June 16, 2005).*
10.47	Form of Supplemental Stock Option Agreement for Non-Employee Directors under KCS Energy, Inc. 2005 Employee and Directors Stock Plan (incorporated by reference to Exhibit 10.4 to Form 8-K (File No. 001-13781) filed with the SEC on June 16, 2005).*
10.48	Form of Restricted Stock Award Agreement under KCS Energy, Inc. 2005 Employee and Directors Stock Plan (without accelerated vesting provision) and related Restricted Stock Award Certificate (incorporated by reference to Exhibit 10.5 to Form 8-K (File No. 001-13781) filed with the SEC on June 16, 2005).*
10.49	Form of Restricted Stock Award Agreement under KCS Energy, Inc. 2005 Employee and Directors Stock Plan (with accelerated vesting provision) and related Restricted Stock Award Certificate (incorporated by reference to Exhibit 10.6 to Form 8-K (File No. 001-13781) filed with the SEC on June 16, 2005).*
10.50	Form of Performance Stock Award Agreement under KCS Energy, Inc. 2005 Employee and Directors Stock Plan (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-13781) filed with the SEC on February 28, 2006).*
10.51	Form of Voting Agreement between certain executive officers of Petrohawk Energy Corporation and KCS Energy, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-13781) filed with the SEC on April 25, 2006).
10.52	Form of Voting Agreement between certain executive officers of KCS Energy, Inc. and Petrohawk Energy Corporation (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 001-13781) filed with the SEC on April 25, 2006).
10.53	Form of Non-Solicitation Agreement between certain executive officers of KCS Energy, Inc. and Petrohawk Energy Corporation (incorporated by reference to Exhibit 10.3 to Form 8-K (File No. 001-13781) filed with the SEC on April 25, 2006).
12.1	Statement Regarding Computation of Ratios (incorporated by reference to Exhibit 12.1 to Form 10-K (File No. 001-13781) filed with the SEC on March 16, 2006).
21.1	Subsidiaries of KCS Energy, Inc. (incorporated by reference to Exhibit 21.1 to Form 10-K (File No. 001-13781) filed with the SEC on March 16, 2006).
23.1	Consent of Netherland, Sewell and Associates, Inc. (incorporated by reference to Exhibit 23.1 to Form 10-K (File No. 001-13781) filed with the SEC on March 16, 2006).
23.2	Consent of Ernst & Young LLP (incorporated by reference to Exhibit 23.1 to Form 10-K (File No. 001-13781) filed with the SEC on March 16, 2006).

Exhibit
No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of James W. Christmas, Chief Executive Officer.†
31.2	Rule 13a-14(a)/15d-14(a) Certification of Joseph T. Leary, Chief Financial Officer.†
32.1	Section 1350 Certification of James W. Christmas, Chief Executive Officer (incorporated by reference to Exhibit 32.1 to Form 10-K (File No. 001-13781) filed with the SEC on March 16, 2006).
32.2	Section 1350 Certification of Joseph T. Leary, Chief Financial Officer (incorporated by reference to Exhibit 32.2 to Form 10-K (File No. 001-13781) filed with the SEC on March 16, 2006).

*	Management contract or compensatory plan or arrangement.

#	Pursuant to Item 601 (b)(2) of Regulation S-K, KCS Energy, Inc. agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KCS ENERGY, INC.

By:	/s/ FREDERICK DWYER
Frederick Dwyer
Vice President, Controller and Secretary

Date: April 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JAMES W. CHRISTMAS James W. Christmas	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	April 28, 2006

/s/ WILLIAM N. HAHNE William N. Hahne	President, Chief Operating Officer and Director	April 28, 2006

/s/ JOSEPH T. LEARY Joseph T. Leary	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	April 28, 2006

/s/ FREDERICK DWYER Frederick Dwyer	Vice President, Controller and Secretary (Principal Accounting Officer)	April 28, 2006

/s/ G. STANTON GEARY G. Stanton Geary	Director	April 28, 2006

/s/ GARY A. MERRIMAN Gary A. Merriman	Director	April 28, 2006

/s/ ROBERT G. RAYNOLDS Robert G. Raynolds	Director	April 28, 2006

/s/ JOEL D. SIEGEL Joel D. Siegel	Director	April 28, 2006

/s/ CHRISTOPHER A. VIGGIANO Christopher A. Viggiano	Director	April 28, 2006

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Order of the United States Bankruptcy Court for the District of Delaware confirming the KCS Energy, Inc. Plan of Reorganization (incorporated by reference to Exhibit 2 to Form 8-K (File No. 001-13781) filed with the SEC on March 1, 2001).
2.2	Purchase and Sale Agreement among Devon Energy Production Company, L.P., Devon Louisiana Corporation and KCS Resources, Inc. dated February 22, 2005 (incorporated by reference to Exhibit 2.1 to Form 8-K (File No. 001-13781) filed with the SEC on April 19, 2005).#
2.3	Agreement and Plan of Merger, dated April 20, 2006, by and among KCS Energy, Inc., Petrohawk Energy Corporation and Hawk Nest Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K (File No. 001-13781) filed with the SEC on April 25, 2006).
3.1	Restated Certificate of Incorporation of KCS Energy, Inc. (incorporated by reference to Exhibit (3)i to Form 10-K (File No. 001-13781) filed with the SEC on April 2, 2001).
3.2	Restated By-Laws of KCS Energy, Inc. (incorporated by reference to Exhibit (3)iii to Form 10-K (File No. 001-13781) filed with the SEC on April 2, 2001).
3.3	Amendments to Restated By-Laws of KCS Energy, Inc. effective April 22, 2003 (incorporated by reference to Exhibit 3.1 to Form 10-Q (File No. 001-13781) filed with the SEC on August 14, 2003).
4.1	Form of Common Stock Certificate, $0.01 Par Value (incorporated by reference to Exhibit 5 to registration statement on Form 8-A (No. 001-11698) filed with the SEC on January 27, 1993).
4.2	Indenture, dated as of April 1, 2004, among KCS Energy, Inc., certain of its subsidiaries and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Form 10-Q (File No. 001-13781) filed with the SEC on May 10, 2004).
4.3	First Supplemental Indenture, dated as of April 8, 2005, to Indenture dated as of April 1, 2004, among KCS Energy, Inc., certain of its subsidiaries and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 001-13781) filed with the SEC on April 11, 2005).
4.4	Form of 7 1/8% Senior Note due 2012 (included in Exhibit 4.2).
10.1	1988 KCS Group, Inc. Employee Stock Purchase Program (incorporated by reference to Exhibit 4.1 to registration statement on Form S-8 (No. 33-24147) filed with the SEC on September 1, 1988).*
10.2	Amendments to 1988 KCS Energy, Inc. Employee Stock Purchase Program (incorporated by reference to Exhibit 4.2 to registration statement on Form S-8 (No. 33-63982) filed with the SEC on June 8, 1993).*
10.3	KCS Energy, Inc. 2001 Employee and Directors Stock Plan (incorporated by reference to Exhibit (10)iii to Form 10-K (File No. 001-13781) filed with the SEC on April 2, 2001).*
10.4	Amendment to the KCS Energy, Inc. 2001 Employee and Directors Stock Plan (incorporated by reference to Exhibit 10.5 to Form 8-K (File No. 001-13781) filed with the SEC on April 25, 2006).
10.5	KCS Energy, Inc. 2005 Employee and Directors Stock Plan (incorporated by reference to Exhibit 4.8 to registration statement on Form S-8 (File No. 333-125690) filed with the SEC on June 10, 2005).*
10.6	First Amendment of KCS Energy, Inc. 2005 Employee and Directors Stock Plan (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-13781) filed with the SEC on May 19, 2005).*
10.7	KCS Energy, Inc. Savings and Investment Plan and related Adoption Agreement and Summary Plan Description (incorporated by reference to Exhibit 10.4 to Form 10-K (File No. 001-13781) filed with SEC on March 15, 2004).*
10.8	Purchase and Sale Agreement between KCS Resources, Inc., KCS Energy Services, Inc., KCS Michigan Resources, Inc. and KCS Medallion Resources, Inc., as sellers, and Star VPP, LP, as Buyer, dated as of February 14, 2001 (incorporated by reference to Exhibit (10)vi to Form 10-K (File No. 001-13781) filed with the SEC on April 2, 2001).
10.9	Second Amended and Restated Credit Agreement, dated as of November 18, 2003, by and among KCS Energy, Inc., the lenders from time to time party thereto, Bank of Montreal, as Agent and Collateral Agent, and BNP Paribas, as Documentation Agent (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-13781) filed with the SEC on November 19, 2003).
10.10	First Amendment to Second Amended and Restated Credit Agreement, effective as of February 26, 2004, by and among KCS Energy, Inc., the lenders from time to time party thereto, Bank of Montreal, as Agent and Collateral Agent, and BNP Paribas, as Documentation Agent (incorporated by reference to Exhibit 10.7 to Form 10-K (File No. 001-13781) filed with the SEC on March 15, 2004).

Exhibit
No.	Description

10.11	Second Amendment to Second Amended and Restated Credit Agreement, effective as of March 17, 2004, by and among KCS Energy, Inc., the lenders from time to time party thereto, Bank of Montreal, as Agent and Collateral Agent, and BNP Paribas, as Documentation Agent, and Bank One, NA, as Syndication Agent (incorporated by reference to Exhibit 10.8 to Form 10-K (File No. 001-13781) filed with the SEC on March 15, 2005).
10.12	Third Amendment to Second Amended and Restated Credit Agreement, dated and effective as of December 1, 2004, by and among KCS Energy, Inc., the lenders party thereto, Bank of Montreal, as Agent and Collateral Agent, BNP Paribas, as Documentation Agent, and JPMorgan Chase Bank, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-13781) filed with the SEC on December 7, 2004).
10.13	Fourth Amendment to Second Amended and Restated Credit Agreement, dated and effective as of March 31, 2005, by and among KCS Energy, Inc., the lenders party thereto, Bank of Montreal, as Agent and Collateral Agent, BNP Paribas, as Co-Documentation Agent, The Royal Bank of Scotland, as Co-Documentation Agent, and JPMorgan Chase Bank, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-13781) filed with the SEC on April 5, 2005).
10.14	Registration Rights Agreement, dated April 1, 2004, by and among KCS Energy, Inc., KCS Resources, Inc., Medallion California Properties Company,KCS Energy Services, Inc., Proliq, Inc., Credit Suisse First Boston LLC, Merill Lynch, Pierce, Fenner & Smith, Incorporated, Jefferies & Company, Inc., Harris Nesbitt Corp., Banc One Capital Markets, Inc., and BNP Paribas Securities Corp. (incorporated by reference to Exhibit 10.2 to Form 10-Q (File No. 001-13781) filed with the SEC on May 10, 2004).
10.15	Registration Rights Agreement, dated April 8, 2005, among KCS Energy, Inc., KCS Resources, Inc., Medallion California Properties Company, KCS Energy Services, Inc., Proliq, Inc., Credit Suisse First Boston LLC, J. P. Morgan Securities Inc., Harris Nesbitt Corp., BNP Paribas Securities Corp. and Greenwich Capital Markets, Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 001-13781) filed with the SEC on April 11, 2005).
10.16	Employment Agreement between KCS Energy, Inc. and James W. Christmas (incorporated by reference to Exhibit (10)vii to Form 10-K (File No. 001-13781) filed with the SEC on April 1, 2002).*
10.17	Amendment No. 1 to Employment Agreement, dated August 1, 2004, between KCS Energy, Inc. and James W. Christmas (incorporated by reference to Exhibit 10.1 to Form 10-Q (File No. 001-13781) filed with the SEC on November 9, 2004).*
10.18	Supplemental Employment Agreement between KCS Energy, Inc. and James W. Christmas (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 001-13781) filed with the SEC on February 28, 2006).*
10.19	Amendment No. 3 to Employment Agreement, dated April 20, 2006, between KCS Energy, Inc. and James W. Christmas (incorporated by reference to Exhibit 10.7 to Form 8-K (File No. 001-13781) filed with the SEC on April 25, 2006).*
10.20	Employment Agreement between KCS Energy, Inc. and William N. Hahne (incorporated by reference to Exhibit (10)viii to Form 10-K (File No. 001-13781) filed with the SEC on April 1, 2002).*
10.21	Amendment No. 1 to Employment Agreement, dated August 1, 2004, between KCS Energy, Inc. and William N. Hahne (incorporated by reference to Exhibit 10.2 to Form 10-Q (File No. 001-13781) filed with the SEC on November 9, 2004).*
10.22	Supplemental Employment Agreement between KCS Energy, Inc. and William N. Hahne (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 001-13781) filed with the SEC on February 28, 2006).*
10.23	Amendment No. 3 to Employment Agreement, dated April 20, 2006, between KCS Energy, Inc. and William N. Hahne (incorporated by reference to Exhibit 10.8 to Form 8-K (File No. 001-13781) filed with the SEC on April 25, 2006).*
10.24	Employment Agreement between KCS Energy, Inc. and Harry Lee Stout (incorporated by reference to Exhibit (10)ix to Form 10-K (File No. 001-13781) filed with the SEC on April 1, 2002).*
10.25	Amendment No. 1 to Employment Agreement, dated August 1, 2004, between KCS Energy, Inc. and Harry Lee Stout (incorporated by reference to Exhibit 10.3 to Form 10-Q (File No. 001-13781) filed with the SEC on November 9, 2004).*
10.26	Supplemental Employment Agreement between KCS Energy, Inc. and Harry Lee Stout (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 001-13781) filed with the SEC on February 28, 2006).*

Exhibit
No.	Description

10.27	Amendment No. 3 to Employment Agreement, dated April 20, 2006, between KCS Energy, Inc. and Harry Lee Stout (incorporated by reference to Exhibit 10.9 to Form 8-K (File No. 001-13781) filed with the SEC on April 25, 2006).*
10.28	Change in Control Agreement dated May 27, 2003 between KCS Energy, Inc. and Joseph T. Leary (incorporated by reference to Exhibit 10.2 to Form 10-Q (File No. 001-13781) filed with the SEC on August 14, 2003).*
10.29	Amendment No. 1 to Change in Control Agreement, dated August 1, 2004, between KCS Energy, Inc. and Joseph T. Leary (incorporated by reference to Exhibit 10.4 to Form 10-Q (File No. 001-13781) filed with the SEC on November 9, 2004).*
10.30	Amendment No. 2 to Change in Control Agreement, dated effective February 22, 2006, between KCS Energy, Inc. and Joseph T. Leary (incorporated by reference to Exhibit 10.5 to Form 8-K (File No. 001-13781) filed with the SEC on February 28, 2006).*
10.31	Amendment No. 3 to Change in Control Agreement, dated effective April 20, 2006, between KCS Energy, Inc. and Joseph T. Leary (incorporated by reference to Exhibit 10.10 to Form 8-K (File No. 001-13781) filed with the SEC on April 25, 2006).*
10.32	Change in Control Agreement dated May 1, 2003 between KCS Energy, Inc. and Frederick Dwyer (incorporated by reference to Exhibit 10.3 to Form 10-Q (File No. 001-13781) filed with the SEC on August 14, 2003).*
10.33	Amendment No. 1 to Change in Control Agreement, dated August 1, 2004, between KCS Energy, Inc. and Frederick Dwyer (incorporated by reference to Exhibit 10.5 to Form 10-Q (File No. 001-13781) filed with the SEC on November 9, 2004).*
10.34	Amendment No. 2 to Change in Control Agreement, dated effective February 22, 2006, between KCS Energy, Inc. and Frederick Dwyer (incorporated by reference to Exhibit 10.6 to Form 8-K (File No. 001-13781) filed with the SEC on February 28, 2006).*
10.35	Amendment No. 3 to Change in Control Agreement, dated effective April 20, 2006, between KCS Energy, Inc. and Frederick Dwyer (incorporated by reference to Exhibit 10.11 to Form 8-K (File No. 001-13781) filed with the SEC on April 25, 2006).*
10.36	Summary of Executive Compensation Arrangements for Named Executive Officers for 2006 (incorporated by reference to Exhibit 10.30 to Form 10-K (File No. 001-13781) filed with the SEC on March 16, 2006).*
10.37	Summary of Annual Incentive Award Plan (incorporated by reference to Exhibit 10.31 to Form 10-K (File No. 001-13781) filed with the SEC on March 16, 2006).*
10.38	Summary of Compensation Arrangements for Non-Employee Directors (incorporated by reference to Exhibit 10.7 to Form 8-K (File No. 001-13781) filed with the SEC on June 16, 2005).*
10.39	KCS Energy, Inc. Annual Performance Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q (File No. 001-13781) filed with the SEC on November 9, 2005).*
10.40	Form of Supplemental Stock Option Agreement under KCS Energy, Inc. 2001 Employee and Directors Stock Plan (incorporated by reference to Exhibit 10.6 to Form 10-Q (File No. 001-13781) filed with the SEC on November 9, 2004).*
10.41	Form of Amendment to Supplemental Stock Option Agreement under the KCS Energy, Inc. 2001 Employee and Directors Stock Plan (incorporated by reference to Exhibit 10.6 to Form 8-K (File No 001-13781) filed with the SEC on April 25, 2006).*
10.42	Form of Directors Supplemental Stock Option Agreement under KCS Energy, Inc. 2001 Employee and Directors Stock Plan (incorporated by reference to Exhibit 10.7 to Form 10-Q (File No. 001-13781) filed with the SEC on November 9, 2004).*
10.43	Form of Restricted Stock Award Agreement under KCS Energy, Inc. 2001 Employee and Directors Stock Plan (incorporated by reference to Exhibit 10.8 to Form 10-Q (File No. 001-13781) filed with the SEC on November 9, 2004).*
10.44	Form of Amendment to Restricted Stock Agreement under the KCS Energy, Inc. 2001 Employee and Directors Stock Plan (incorporated by reference to Exhibit 10.5 to Form 8-K (File No. 001-13781) filed with the SEC on April 25, 2006).*

Exhibit
No.	Description

10.45	Form of Restricted Stock Award Agreement (with accelerated vesting provision) under 2001 KCS Energy, Inc. Employee and Directors Stock Plan (incorporated by reference to Exhibit 10.9 to Form 10-Q (File No. 001-13781) filed with the SEC on November 9, 2004).*
10.46	Form of Supplemental Stock Option Agreement under KCS Energy, Inc. 2005 Employee and Directors Stock Plan and related Stock Option Exercise Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K (File No. 001-13781) filed with the SEC on June 16, 2005).*
10.47	Form of Supplemental Stock Option Agreement for Non-Employee Directors under KCS Energy, Inc. 2005 Employee and Directors Stock Plan (incorporated by reference to Exhibit 10.4 to Form 8-K (File No. 001-13781) filed with the SEC on June 16, 2005).*
10.48	Form of Restricted Stock Award Agreement under KCS Energy, Inc. 2005 Employee and Directors Stock Plan (without accelerated vesting provision) and related Restricted Stock Award Certificate (incorporated by reference to Exhibit 10.5 to Form 8-K (File No. 001-13781) filed with the SEC on June 16, 2005).*
10.49	Form of Restricted Stock Award Agreement under KCS Energy, Inc. 2005 Employee and Directors Stock Plan (with accelerated vesting provision) and related Restricted Stock Award Certificate (incorporated by reference to Exhibit 10.6 to Form 8-K (File No. 001-13781) filed with the SEC on June 16, 2005).*
10.50	Form of Performance Stock Award Agreement under KCS Energy, Inc. 2005 Employee and Directors Stock Plan (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-13781) filed with the SEC on February 28, 2006).*
10.51	Form of Voting Agreement between certain executive officers of Petrohawk Energy Corporation and KCS Energy, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-13781) filed with the SEC on April 25, 2006).
10.52	Form of Voting Agreement between certain executive officers of KCS Energy, Inc. and Petrohawk Energy Corporation (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 001-13781) filed with the SEC on April 25, 2006).
10.53	Form of Non-Solicitation Agreement between certain executive officers of KCS Energy, Inc. and Petrohawk Energy Corporation (incorporated by reference to Exhibit 10.3 to Form 8-K (File No. 001-13781) filed with the SEC on April 25, 2006).
12.1	Statement Regarding Computation of Ratios (incorporated by reference to Exhibit 12.1 to Form 10-K (File No. 001-13781) filed with the SEC on March 16, 2006).
21.1	Subsidiaries of KCS Energy, Inc. (incorporated by reference to Exhibit 21.1 to Form 10-K (File No. 001-13781) filed with the SEC on March 16, 2006).
23.1	Consent of Netherland, Sewell and Associates, Inc. (incorporated by reference to Exhibit 23.1 to Form 10-K (File No. 001-13781) filed with the SEC on March 16, 2006).
23.2	Consent of Ernst & Young LLP (incorporated by reference to Exhibit 23.1 to Form 10-K (File No. 001-13781) filed with the SEC on March 16, 2006).
31.1	Rule 13a-14(a)/15d-14(a) Certification of James W. Christmas, Chief Executive Officer.†
31.2	Rule 13a-14(a)/15d-14(a) Certification of Joseph T. Leary, Chief Financial Officer.†
32.1	Section 1350 Certification of James W. Christmas, Chief Executive Officer (incorporated by reference to Exhibit 32.1 to Form 10-K (File No. 001-13781) filed with the SEC on March 16, 2006).
32.2	Section 1350 Certification of Joseph T. Leary, Chief Financial Officer (incorporated by reference to Exhibit 32.2 to Form 10-K (File No. 001-13781) filed with the SEC on March 16, 2006).

*	Management contract or compensatory plan or arrangement.

#	Pursuant to Item 601 (b)(2) of Regulation S-K, KCS Energy, Inc. agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

†	Filed herewith.

30.1