Form 10-Q
period 2006-03-31
KCS ENERGY INC
filed 2006-05-10
CIK 832820

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes     ☐ No

Not applicable. Although the registrant was involved in bankruptcy proceedings during the preceding five years, the registrant did not distribute securities under its plan of reorganization.

Number of shares of common stock, par value $0.01 per share, outstanding as of May 1, 2006: 50,535,069.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

KCS ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Oil and natural gas revenue	$103,691	$66,282
Other, net	895	(44)
Total revenue and other	104,586	66,238
Operating costs and expenses
Lease operating expenses	10,902	7,516
Production and other taxes	5,292	3,043
General and administrative expenses (including stock compensation - see Note 3)	3,759	3,133
Accretion of asset retirement obligation	349	241
Depreciation, depletion and amortization	28,081	17,777
Total operating costs and expenses	48,383	31,710
Operating income	56,203	34,528
Gain (loss) on mark-to-market derivatives, net	7,045	(1,396)
Interest and other income	100	18
Interest expense	(4,776)	(3,319)
Income before income taxes	58,572	29,831
Federal and state income tax expense	(22,729)	(10,411)
Net income	35,843	19,420
Earnings per share of common stock - basic	$0.72	$0.39
Earnings per share of common stock - diluted	$0.71	$0.39
Average shares outstanding for computation of earnings per share
Basic	49,936	49,542
Diluted	50,617	50,095

The accompanying notes are an integral part of these financial statements.

KCS ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$7,108	$4,783
Trade accounts receivable, less allowance for doubtful accounts of $4,477 in 2006 and $4,500 in 2005	51,750	75,060
Deferred income taxes - current	4,755	22,007
Prepaid drilling	1,449	1,319
Other current assets	4,191	4,417
Current assets	69,253	107,586
Property, plant and equipment
Oil and gas properties, full cost method, $40,552 excluded from amortization
in 2006 and 2005, less accumulated DD&A - 2006 $ 1,109,544; 2005 $ 1,081,729	728,899	670,191
Other property, plant and equipment, at cost less
accumulated depreciation - 2006 $13,780; 2005 $13,514	7,672	7,561
Property, plant and equipment, net	736,571	677,752
Deferred charges and other assets	14,073	10,904
TOTAL ASSETS	$819,897	$796,242
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$39,363	$52,993
Accrued interest	9,798	4,908
Accrued drilling cost	53,604	32,393
Derivative liabilities	6,529	48,103
Other current liabilities	10,407	16,096
Current liabilities	119,701	154,493
Deferred credits and other non-current liabilities
Deferred revenue	—	1,177
Asset retirement obligation	14,134	13,550
Derivative liabilities	791	7,620
Deferred taxes	52,707	34,006
Other	691	691
Deferred credits and other non-current liabilities	68,323	57,044
Long-term debt
Credit facility	—	15,500
Senior notes	275,536	275,558
Long-term debt	275,536	291,058
Commitments and contingencies
Stockholders' equity
Common stock, par value $0.01 per share, authorized
75,000,000 shares; issued 52,700,665 and 52,445,518, respectively	527	524
Additional paid-in capital	250,756	251,337
Retained earnings	113,506	77,663
Unearned compensation	—	(2,275)
Accumulated other comprehensive loss	(3,711)	(28,861)
Treasury stock, 2,167,096 shares, at cost	(4,741)	(4,741)
Total Stockholders' equity	356,337	293,647
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$819,897	$796,242

The accompanying notes are an integral part of these financial statements.

KCS ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$35,843	$19,420
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation, depletion and amortization	28,081	17,777
Amortization of deferred revenue	(1,177)	(4,607)
Deferred income tax expense	20,082	9,983
Accretion of asset retirement obligation	349	241
(Gain) loss on derivative instruments	(6,658)	2,411
Stock compensation	1,011	360
Other non-cash charges and credits, net	266	767
Changes in operating assets and liabilities:
Trade accounts receivable	23,328	(2,928)
Other current assets	226	(222)
Accounts payable and accrued liabilities	(20,342)	(8,817)
Accrued interest	4,890	3,120
Other, net	371	567
Net cash provided by operating activities	86,270	38,072
Cash flows from investing activities:
Investment in oil and gas properties	(67,743)	(56,141)
Investment in other property, plant and equipment	(377)	(114)
Other, net	(349)	12
Net cash used in investing activities	(68,469)	(56,243)
Cash flows from financing activities:
Proceeds from borrowings	—	13,000
Repayments of debt	(15,500)	—
Deferred financing costs and other, net	24	1,059
Net cash provided by (used in) financing activities	(15,476)	14,059
Increase (decrease) in cash and cash equivalents	2,325	(4,112)
Cash and cash equivalents at beginning of period	4,783	6,613
Cash and cash equivalents at end of period	$7,108	$2,501

The accompanying notes are an integral part of these financial statements.

KCS ENERGY, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Loss	Treasury Stock	Comprehensive Income	Stock- holders’ Equity
	(Amounts in thousands)
Balance at December 31, 2005	$524	$251,337	$77,663	$(2,275)	$(28,861)	$(4,741)		$293,647
Comprehensive income
Net income	—	—	35,843	—	—	—	$35,843	35,843
Commodity hedges, net of tax	—	—	—	—	25,150	—	25,150	25,150
Comprehensive income							$60,993
Stock issuances - exercise of stock options	—	74	—	—	—	—		74
Stock issuances - benefit plans and awards of restricted stock	3	697	—	—	—	—		700
Adjustment on adoption of SFAS 123(R)	—	(2,363)	—	2,275	—	—		(88)
Stock compensation expense	—	1,011	—	—	—	—		1,011
Balance at March 31, 2006	$527	$250,756	$113,506	$—	$(3,711)	$(4,741)		$356,337

The accompanying notes are an integral part of these financial statements.

KCS ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation
The condensed consolidated interim financial statements included herein have been prepared by KCS Energy, Inc. (“KCS” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and reflect all adjustments which are of a normal recurring nature and which are, in the opinion of management, necessary for a fair presentation of the interim results. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented herein not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain previously reported amounts have been reclassified to conform with current period presentations. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

2. Earnings Per Share
Basic earnings per share of common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock reflects the potential dilution that could occur if the Company’s dilutive outstanding stock options and warrants were exercised using the average common stock price for the period.

The following table sets forth the computation of basic and diluted earnings per share:

(amounts in thousands	For the Three Months Ended March 31,
except per share data)	2006	2005

Net income	$35,843	$19,420
Basic earnings per share:
Average shares of common stock outstanding	49,936	49,542
Basic earnings per share	$0.72	$0.39
Diluted earnings per share:
Average shares of common stock outstanding	49,936	49,542
Employee options and unvested stock	681	553
Average diluted shares of common stock outstanding	50,617	50,095
Diluted earnings per share	$0.71	$0.39

3.  Share-Based Payment
On January 1, 2006, the effective date, the Company adopted FASB Statement No. 123 (Revised 2004) “Share-Based Payment,” or SFAS 123R, which is a revision of SFAS No. 123. SFAS 123R supersedes APB Opinion No. 25, and amends SFAS Statement No. 95, “Statement of Cash Flows.”

Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure, as allowed under SFAS No. 123, is no longer an alternative.

  The Company adopted SFAS 123R using the modified prospective method whereby compensation cost is recognized beginning with the effective date; (a) for all share-based payment awards granted after the effective date; and (b) for the unvested portion of share-based payment awards granted prior to the effective date.

Upon adoption of SFAS 123R, the Company recognized income of less than $0.1 million, which is included in interest and other income on the condensed statement of consolidated income, as a result of the cumulative effect of this accounting change. For the three months ended March 31, 2006, share-based payment expense was $1.0 million ($0.6 million net of tax) which is included as the stock compensation component of general and administrative expenses on the condensed statement of consolidated income.

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required, thereby reducing cash flows from operating activities and increasing cash flows from financing activities in periods after adoption. Since the Company currently has existing net operating loss carryforwards, it will not recognize the cash effects of excess tax benefits on the exercise of share-based compensation until the net operating loss carryforwards are fully utilized.

Prior to adoption of SFAS No. 123R the Company accounted for stock based compensation in accordance with APB Opinion No. 25 and FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” The Company did not record any compensation expense for stock options granted if the exercise price of those options was equal to or greater than the market price of the Company’s common stock on the date of grant, unless the awards were subsequently modified. The cost of restricted stock awards, determined as the market value of the shares as of the date of grant, was expensed ratably over the vesting period adjusted for actual forfeitures. Stock options issued in 2001 within six months of the cancellation of options in connection with the Company’s plan of reorganization were subject to variable accounting. Under variable accounting for stock options, the amount of expense recognized during a reporting period was directly related to the movement in the market price of the Company’s common stock during that period. Upon adoption of SFAS 123R, variable accounting no longer applies to certain stock options granted in 2001 since those options are fully vested. Accordingly, no future compensation expense will be recognized with respect to the 2001 options.

The following table shows the effects of adopting SFAS No. 123R on selected items compared to what would have be reported under previous guidance under APB Opinion No. 25 and FASB Interpretation No. 44.

	For the Three Months Ended March 31, 2006
(In thousands except per share data)	As Reported	Under APB No. 25
Income before income taxes	$58,572	$58,796
Net Income	35,843	35,980
Cash flow from operations	86,270	86,270
Cash flow used in financing activities	(15,476)	(15,476)
Basic earnings per share	$0.72	$0.72
Diluted earnings per share	$0.71	$0.71

The following table illustrates the pro forma effect on net income and earnings per share had the Company applied the fair value recognition provision of SFAS No. 123 in the three months ended March 31, 2005.

(amounts in thousands except per share data)	For the Three Months Ended March 31, 2005
Net income as reported	$19,420
Add:
Stock-based compensation expense, net
of tax, included in reported net income	234
Deduct:
Total stock-based employee compensation expense, net of tax, determined under fair
value all awards	(477)
Pro forma net income	$19,177
Basic earnings per share:
Average shares outstanding	49,542
Basic - as reported	$0.39
Basic - pro forma	$0.39
Diluted earnings per share:
Average diluted shares outstanding	50,095
Diluted - as reported	$0.39
Diluted - pro forma	$0.38

 Stock Option and Incentive Plans
In June 2005, the stockholders of the Company approved the KCS Energy, Inc. 2005 Employee and Directors Stock Plan, or 2005 Stock Plan. The purpose of the 2005 Stock Plan is to promote the long-term success of the Company by providing financial incentives to employees and non-employee directors of the Company who are in a position to make significant contributions toward such success. The 2005 Stock Plan is designed to attract and retain talented employees, further align employee and stockholder interests, continue to closely link employee compensation with company performance, and maintain a culture based on employee stock ownership. The 2005 Stock Plan provides that stock options, stock appreciation rights, restricted stock (referred to as unvested stock in SFAS 123R) and bonus stock may be granted to employees of the Company.

The 2005 Stock Plan also provides that stock options and retainer stock may be granted to non-employee directors. The 2005 Stock Plan provides that the option price of shares issued be equal to the market price on the date of grant. All options vest ratably on the anniversary of the date of grant over a period of time, typically three years. All options expire ten years after the date of grant. As of March 31, 2006, 3.3 million shares remain available for future issuance under the 2005 Stock Plan.

Restricted Stock
Restricted shares awarded under the 2005 Stock Plan typically have a restriction period of three years. During the restriction period, ownership of the shares cannot be transferred and the shares are subject to forfeiture if employment terminates before the end of the restriction period. The fair value of the awards of restricted stock, determined as the market value of the shares at the date of grant adjusted for estimated forfeitures, is expensed ratably over the restricted period. As of March 31, 2006, there was $7.0 million of total restricted stock compensation expense related to unvested shares not yet recognized which is expected to be recognized over a weighted average period of 1.9 years. The fair value of shares that vested during the three months ended March 31, 2006 was $0.7 million. Restricted share activity for the three months ended March 31, 2006 was as follows:

	For the Three Months Ended March 31, 2006
	Restricted Shares	Weighted Average Grant Price
Unvested at beginning of year	365,855	$10.53
Granted	212,518	24.09
Vested	(33,800)	2.55
Forfeited	(634)	12.16
Unvested at March 31, 2006	543,939	$16.32

Stock Options

A summary of the status of the stock options under the 2005 Stock Plan as of March 31, 2006 and changes during the three months ended March 31, 2006 is presented in the following table. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the three months ended March 31, 2006: (1) risk-free interest rate of 4.39%; (2) expected dividend yield of 0.00%; (3) expected life of 3.2 years; and (4) expected stock price volatility of 42.2%. The risk-free interest rate is based upon the published U. S. Treasury yield curve in effect at the time related to the yield to maturity on the 10-year U.S. Treasury Bonds. The expected life of the options was based on the historical experience of employees’ exercise and forfeiture behavior. The expected stock price volatility was based on implied volatility, historical volatility and other factors related to KCS common stock as of the grant date.

	For the Three Months Ended March 31, 2006
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value ($000)
Outstanding at beginning of year	1,037,106	$7.67
Granted	106,020	24.22
Exercised	(13,875)	5.34		$305
Forfeited or expired	—	—
Outstanding at March 31, 2006	1,129,251	9.25	7.3	$18,911
Vested or expected to vest	1,104,532	$9.09	7.2	$18,678
Exercisable at end of period	669,994	$5.12	6.3	$13,990
Weighted average fair value of
options granted		$8.35

The Company recognizes compensation cost, on the options that have three year graded vesting, by amortizing the aggregate fair value of the award on a straight-line basis over 36 months beginning in the month granted. Cash received from the employee stock options exercised in the three months ended March 31, 2006 was less than $0.1 million with an intrinsic value of $0.3 million.

Performance Shares

In February 2006, the Company granted performance share awards under the 2005 Stock Plan. Performance awards contain a contingent right to receive shares of KCS common stock. The grantee would earn between 0% and 200% of the target amount of performance shares upon the achievement of pre-determined objectives over a performance period that begins on January 1, 2006 and ends on December 31, 2008 (the “Performance Period”). The objectives relate to KCS’ total stockholder return (as defined in the form of performance share agreement) as compared to the total stockholder return of a group of peer companies during the Performance Period. No performance shares have yet been earned.

The fair value of this award using a Monte Carlo technique was $14.77 per share. The fair value was calculated using data from the Company and its ten peer companies.

The Company will recognize compensation cost of $1.5 million over the expected service life of this performance share award whether or not the threshold is achieved. For the three months ended March 31, 2006, the Company recognized less than $0.1 million in related compensation cost.

4.  Deferred Revenue
In January 2006, the Company made final deliveries of 0.3 Bcfe and recorded $1.2 million of oil and gas revenue associated with a production payment sold in February 2001. This compares to production payment deliveries of 1.1 Bcfe and $4.6 million of oil and gas revenue for the three months ended March 31, 2005.

5.  Derivatives
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

As of March 31, 2006, the Company had outstanding derivative instruments covering 12.0 million MMBtu of 2006 natural gas production, 2.3 million MMbtu of 2007 natural gas production, 0.2 million barrels of 2006 oil production and less than 0.1 million barrels of 2007 oil production. The following table sets forth information with respect to the Company’s open derivative contracts as of March 31, 2006.

	Expected Maturity					Fair Value as of March 31 2006
	2006				2007
	2nd	3rd	4th		Full
	Quarter	Quarter	Quarter	Total	Year	(In thousands)
Swaps:
Oil
Volumes (bbl)	39,200	40,400	40,400	120,000	36,000	$(1,944)
Weighted average price ($/bbl)	$54.45	$54.16	$53.74	$54.11	$63.85
Natural Gas
Volumes (MMbtu)	3,240,000	2,780,000	1,890,000	7,910,000	2,255,000	$(10,191)
Weighted average price ($/MMbtu)	7.34	7.35	6.98	7.26	$7.78
Collars:
Oil
Volumes (bbl)	22,750	23,000	23,000	68,750	—	$(50)
Weighted average price ($/bbl)
Floor	$55.00	$55.00	$55.00	$55.00	—
Cap	$81.00	$81.00	$81.00	$81.00	—
Natural Gas
Volumes (MMbtu)	1,820,000	1,840,000	460,000	4,120,000	—	$4,865
Weighted average price ($/MMbtu)
Floor	$8.38	$8.38	$9.50	$8.50	—
Cap	$11.51	$11.43	$15.00	$11.86	—
Fair value of derivatives at March 31, 2006.						$(7,320)

The fair value of the Company's derivative instruments are reflected as assets or liabilities in the Company's financial statements as presented in the following table.

March 31, 2006
(in thousands)
Derivative liabilities-current	$6,529
Derivative liabilities-non-current	791

Fair value of derivatives at March 31, 2006	$7,320

The Company realized $4.3 million in net hedging losses for the three months ended March 31, 2006 compared to net hedging gains of $ 0.7 million for the three months ended March 31, 2005. The hedging losses were reflected as a reduction of, and the hedging gains were reflected as an increase in, oil and natural gas revenue on the statements of consolidated income. In addition, the Company recorded a net gain of $7.0 million in the first quarter of 2006 and a net loss of $1.4 million in first quarter of 2005 which are reflected as “(Gain) loss on mark-to-market derivatives, net” on the statements of consolidated income. These amounts are comprised of net realized and unrealized gains and losses on derivative contracts that do not qualify for hedge accounting treatment pursuant to SFAS No. 133 and the unrealized ineffective component of derivative contracts that do qualify for hedge accounting treatment. The gain of $7.0 million in 2006 includes $2.2 million related to the unrealized ineffective component of hedge derivative contracts and $4.8 million ($4.4 million of which was unrealized) associated with derivatives that do not qualify for hedge accounting treatment. The loss of $1.4 million in 2005 includes $0.7 million related to the ineffective component of hedge derivative contracts and $0.7 million ($0.4 million of which was unrealized) associated with derivatives that do not qualify for hedge accounting treatment.

As of March 31, 2006, the Company had approximately $3.7 million of derivative losses, net of tax, recorded in Accumulated Other Comprehensive Income (Loss) (“AOCI”). The following table details the AOCI activity related to commodity derivatives on both a pre-tax and after-tax basis for the three months ended March 31, 2006.
	Pre-tax	After-tax
	(In thousands)
Balance included in AOCI, December 31, 2005	$(47,072)	$(28,861)
Change in fair market value	38,913	23,868
Ineffective portion of hedges	(2,190)	(1,340)
Reclassified into earnings	4,285	2,622
Balance included in AOCI, March 31, 2006	$(6,064)	$(3,711)

6.Debt
The following table sets forth information regarding the Company’s outstanding debt.

	March 31,	December 31,
	2006	2005
	(Amounts in thousands)
Bank Credit Facility	$—	$15,500
7-1/8% Senior Notes	275,536	275,558
Total Debt	275,536	291,058
Classified as short-term debt	—	—
Long-term debt	$275,536	$291,058

 Bank Credit Facility. In March 2005, the Company amended its bank credit facility to, among other things, increase the maximum commitment amount from $100 million to $250 million and extend the maturity date to March 31, 2009.In connection with the amended bank credit facility, the lenders increased the borrowing base, which is redetermined semi-annually and may be adjusted based on the lenders’ valuation of the Company’s oil and natural gas reserves and other factors, from $100 million to $185 million.The borrowing base is automatically reduced by an amount equal to a specified percentage of the net proceeds from the issuance of any additional indebtedness, as defined, that is not applied to refinance existing public indebtedness.

Effective March 9, 2006, borrowings under the bank credit facility bear interest, at the Company’s option, at an interest rate of LIBOR plus 1.25% to 2.0% or the greater of (1) the Federal Funds Rate or (2) the Base Rate, plus 0.0% to 0.25%, depending on utilization. From December 1, 2004 through March 8, 2006, the applicable margin for LIBOR rate loans was 1.75% to 2.5% and the applicable margin for base rate loans was 0.0% to 0.75%, depending on utilization. A commitment fee of 0.35% to 0.5% per year, depending on utilization, is paid on the unused availability under the bank credit facility.

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

Substantially all of the Company’s assets, including the stock of all of its subsidiaries, are pledged to secure the bank credit facility. Further, each of the Company’s subsidiaries has guaranteed the obligations under the bank credit facility.

As of March 31, 2006, there were no borrowings outstanding under the bank credit facility and $182.2 million of unused borrowing capacity was available for future financing needs.The Company was in compliance with all covenants under the bank credit facility as of that date.

Senior Notes.In April 2004, the Company issued $175 million of 7 1/8% senior notes due April 1, 2012 (the “Original Notes”). The Company received $171.1 million in net proceeds from the issuance of the Original Notes. Net proceeds of the issuance were used to redeem the aggregate principal amount of the Company’s $125 million 8 7/8% senior subordinated notes due 2006 (the “Senior Subordinated Notes”), together with an early redemption premium of $3.7 million, to repay the $22 million outstanding under the Company’s bank credit facility, and for general corporate purposes.

In April 2005, the Company consummated a private placement of $100 million aggregate principal amount of 7 1/8% senior notes due 2012 (the “Additional Notes”). In connection therewith, the Company entered into a supplemental indenture that amended the indenture governing the Original Notes so that the Original Notes together with the Additional Notes would form a single class of securities (the “Senior Notes”). All other material terms of the original indenture remain the same. The Additional Notes were issued at 100.625% of the face amount. The net proceeds from the issuance of the Additional Notes were approximately $98.2 million after deducting expenses of the offering. Approximately $82.2 million of the net proceeds, along with approximately $4.7 million paid as a deposit in February 2005, was used to finance the Company’s acquisition of oil and gas properties and related assets located primarily in the Company’s North Louisiana core operating area. The remainder of the net proceeds from the issuance of the Additional Notes was used to repay approximately $16.0 million of outstanding borrowings under the bank credit facility.

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

7.  Supplemental Cash Flow Information
The Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be cash equivalents. Federal and state income tax payments were $1.0 million for the three months ended March 31, 2006. We made no federal or state income tax payments in the three months ended March 31, 2005.

8.  Comprehensive Income
The following table presents the components of comprehensive income for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
(Amounts in thousands)	2006	2005
Net income	$35,843	$19,420
Commodity hedges,
net of tax	25,150	(16,428)
Comprehensive income	$60,993	$2,992

9.  Subsequent Event
On April 20, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Petrohawk Energy Corporation (“Petrohawk”) and Hawk Nest Corporation. The combined company will be known as Petrohawk Energy Corporation and will continue to be headquartered in Houston, Texas. Under the terms of the Merger Agreement, each outstanding share of the Company’s common stock (other than outstanding shares of restricted common stock) will be converted into the right to receive $9.00 per share in cash and 1.65 shares of Petrohawk common stock.

Consummation of the merger is subject to, among other things: 1) approval by the stockholders of the Company and Petrohawk; 2) the receipt of all required regulatory approvals; 3) absence of any order or injunction prohibiting the consummation of the Merger; 4) subject to certain exceptions, the accuracy of representations and warranties with respect to the company’s or Petrohawk’s business; 5) receipt of customary tax opinions; and 6) the effectiveness of a registration statement relating to the shares of Petrohawk common stock to be issued in connection with the merger. The Merger Agreement contains certain termination rights and provides that, upon the termination of the Merger Agreement under specified circumstances, the Company would be required to pay Petrohawk a termination fee of $45 million.

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

Forward-Looking Statements

The information discussed in this quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included herein concerning, among other things, planned capital expenditures, increases in oil and natural gas production, the number of anticipated wells to be drilled in the future, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “achievable,” “anticipate” and similar terms and phrases. Although we believe that the expectations reflected in any forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, among others:

• the business uncertainties and contractual restrictions while our proposed merger with Petrohawk is pending;

• the failure to complete our proposed merger with Petrohawk;

• the volatility of prices and supply of, and demand for, oil and natural gas;

• the timing and success of our drilling activities;

• our ability to acquire or discover additional reserves;

• the availability of rigs, equipment, supplies and personnel;

• the numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and actual future production rates and associated costs;

• our ability to satisfy future capital requirements;

• our ability to successfully identify, execute or effectively integrate future acquisitions;

• our ability to effectively transport and market our oil and natural gas;

• continued hostilities in the Middle East and other sustained military campaigns and acts of terrorism or sabotage;

• concentration of reserves in a few primary areas;

•	our ability to retain key members of senior management and key employees;

•	economic and competitive conditions;

•	limited control over non-operated properties;

•
the usual hazards associated with the oil and gas industry (including fires, natural disasters, well blowouts, adverse weather conditions, pipe failure, spills, explosions and other unforeseen hazards);

•	uninsured judgments or a rise in insurance premiums;

•	the results of our hedging transactions;

•	our levels of outstanding indebtedness;

•	changes in regulatory requirements;

•	the credit risks associated with our customers; and

•	if underlying assumptions prove incorrect.

These and other risks are described in greater detail in the section entitled “Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2005 and elsewhere in this quarterly report. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Other than as required under the securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

Overview

We are an independent oil and gas company engaged in the acquisition, exploration, development and production of natural gas and crude oil. Our properties are primarily located in the Mid-Continent and onshore Gulf Coast regions of the United States. We also have interests in producing properties in Michigan, California, Wyoming and offshore Gulf of Mexico.

For the year ended December 31, 2005, we executed our strategies of drilling low-risk development and exploitation projects in our core operating areas and committing approximately 15% to 20% of our capital expenditure budget, exclusive of acquisitions, to moderate-risk, higher-potential exploration prospects. We drilled a record 193 wells, of which 180 were commercial, resulting in a 93% success rate and significantly increased production and reserves. In 2005, gross production increased 26%, to 50.3 Bcfe, while net production, after production payment delivery obligations that do not contribute to cash flow from operating activities, increased 33%, to 46.4 Bcfe, compared to 2004. Final deliveries under the production payment were made in January 2006. Natural gas and oil reserves increased 38% to 452 Bcfe as of December 31, 2005, compared to 328 Bcfe as of December 31, 2004. We added 180 Bcfe during 2005, sold five Bcfe and had negative revisions of four Bcfe. Sixty-eight percent of our reserve additions were through the drill bit. Total oil and gas capital expenditures were $379.9 million, of which $258.6 million was for oil and gas drilling activities and $121.3 million was for acquisitions of oil and gas properties. The PV-10 value of our proved oil and gas reserves increased 105% to $1,672 million.

As a result of the success of our drilling program, a 32% increase in average realized natural gas and oil prices, and a focus on controlling costs, we achieved record levels of oil and gas revenue ($363.7 million), operating income ($200.7 million) and cash provided by operating activities ($239.1 million) in 2005.

2005 was our most active year for oil and gas property acquisitions since 1996 as we invested approximately $121 million in our core areas of operation. We divested three non-core properties in 2005 for proceeds of approximately $11 million.

In 2006, our strategy continues to focus on low-risk development and exploitation drilling in our core operating areas and commit approximately 15% to 20% of our capital expenditure budget to moderate-risk, higher-potential exploration prospects. We intend to continue to devote 100% of our cash flow to drilling wells. While growth through drilling continues to be our primary focus, we will also pursue acquisitions in our core areas of operation that add not only current reserves and production, but also add incremental future development potential.

Our 2006 capital budget, exclusive of acquisitions, is currently anticipated to be $315 million, which is expected to be funded from cash flow. This is a 21% increase over the $260 million capital budget in 2005.The focus of our 2006 capital program will be to drill at least 215 new wells, primarily in north Louisiana and south Texas.We are targeting more than 20% net production growth from the drilling program.

During the three months ended March 31, 2006, we invested $86.9 million and drilled 57 wells, of which 54 were successful, resulting in a 95% success rate.

In April 2006, we completed an acquisition of oil and gas properties located in our core area of operations in north Louisiana for $26.2 million. The acquisition included approximately 10,300 gross acres located in our Terryville field in Lincoln Parish, Louisiana and proved reserves originally estimated at approximately 11.2 Bcfe, of which approximately 50% are proved developed. This acquisition is consistent with our strategy of acquiring properties with multiple drilling locations that are in or adjacent to areas we are developing.We have been active in drilling and acquiring acreage in the Elm Grove and Terryville fields in north Louisiana.This acreage compliments and expands our leasehold position in a core area where last year we drilled seven wells and have 31 wells and a 3D seismic survey planned for 2006.

In the Mid-Continent region, we concentrate our drilling programs primarily in north Louisiana, east Texas, Oklahoma (Anadarko and Arkoma basins) and west Texas. Our Mid-Continent operations provide us with a solid base for production and reserve growth. We plan to continue to exploit areas within the various basins that require low-risk exploitation wells for additional reservoir drainage.Our exploitation wells are generally step-out and extension type wells with moderate reserve potential. In 2006, we plan to drill 175 wells in this region, approximately 75 of which are planned in the Elm Grove and Caspiana fields.We will also pursue drilling in the Sawyer Canyon, Joaquin, Terryville and Talihina fields. We drilled 48 wells in this region during the first quarter of which 45 wells were completed, resulting in a 94% success rate.

In the onshore Gulf Coast region, we concentrate our drilling programs primarily in onshore south Texas. We also have working interests in several Mississippi salt basin properties and minor interests in several non-operated offshore properties. We conduct development programs and pursue moderate-risk, higher potential exploration drilling programs in this region.Our Gulf Coast operations have numerous exploration prospects that are expected to provide us with higher production potential. We anticipate drilling about 40 wells in this region in 2006.The 2006 drilling program is mainly concentrated in the O'Connor Ranch, La Reforma, Coquat, Magnet Withers and Austin fields and the West Mission Valley area. We drilled 9 wells in this region during the first quarter all of which were completed, resulting in a 100% success rate.

Pending Merger
On April 20, 2006, we entered into an Agreement and Plan of Merger with Petrohawk Energy Corporation (“Petrohawk”) and Hawk Nest Corporation. The combined company will be known as Petrohawk Energy Corporation and will continue to be headquartered in Houston, Texas. Please read Note 9 to Condensed Consolidated Financial Statements for more information regarding the proposed merger. We plan to continue to follow our business plan and execute our drilling programs as outlined above during the period leading up to the merger.

Commodity Price Trends and Uncertainties
Oil and natural gas prices have been, and are expected to continue to be, volatile. Prices for oil and natural gas fluctuate widely in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty, and a variety of additional factors beyond our control, including, among others, geopolitical activities, worldwide supply disruptions, worldwide economic conditions, weather conditions, actions taken by OPEC, the level of consumer demand, domestic and foreign governmental regulations and taxes and the price and availability of alternative fuels. During 2005, natural gas prices were high in relation to historical prices. The 12-month average of the NYMEX daily settlement price of natural gas increased from $6.18 per MMBtu as of December 31, 2004 to $9.01 per MMBtu as of December 31, 2005. For the first quarter of 2006, the average NYMEX daily settlement price of natural gas was $7.84 per MMBtu. Please read “— Results of Operations” for information regarding the impact of oil and natural gas prices on our results of operations.

Results of Operations
Net income increased 85% to $35.8 million, or $0.72 per basic share and $0.71 per diluted share, for the three months ended March 31, 2006 compared to $19.4 million, or $0.39 per basic and diluted share, for the three months ended March 31, 2005. This increase was primarily attributable to a 24% increase in production, a 26% increase in realized natural gas and oil prices and a $7.0 million gain on mark-to-market derivatives, partially offset by higher operating expenses.

The following table sets forth: (i) our gross natural gas, oil and natural gas liquids production; (ii) our production net of obligations under a production payment (net production); (iii) our associated revenue; (iv) the average realized prices received for our production; (v) our production cost; and (vi) our per unit production cost for the three months ended March 31, 2006 and 2005.

.
	Three Months Ended
	March 31,
	2006	2005
Production:
Natural gas (MMcf)	12,127	9,483
Oil (Mbbl)	215	202
Natural gas liquids (Mbbl)	37	46
Total (MMcfe)	13,635	10,971
Dedicated to Production Payment	(269)	(1,109)
Net Production	13,366	9,862
Revenue ($000's):
Natural gas	$90,731	$57,483
Oil	11,291	7,684
Natural gas liquids	1,669	1,115
Total	$103,691	$66,282
Average Price:
Natural gas (per Mcf)	$7.48	$6.06
Oil (per bbl)	52.52	38.13
Natural gas liquids (per bbl)	45.11	24.07
Total (per Mcfe) (a)	$7.60	$6.04
Production cost ($000's)
Lease operating expense	$10,902	$7,516
Production and other taxes	5,292	3,043
Total	$16,194	$10,559
Average production cost (per Mcfe):
Lease operating expense	$0.80	$0.69
Production and other taxes	0.39	0.28
Total	$1.19	$0.96

__________
(a)
The average realized prices reported above include the non-cash effects of volumes delivered under the production payment and, in 2005, the unwinding of various derivative contracts terminated in 2001.These items do not generate cash to fund our operations. Excluding these items, the average realized price per Mcfe was $7.71 for the three months ended March 31, 2006 compared to $6.34 for the three months ended March 31, 2005. Final deliveries under the production payment were made in January 2006.

Natural gas revenue
For the three months ended March 31, 2006, natural gas revenue increased $33.2 million, to $90.7 million, compared to $57.5 million for the same period in 2005 due to a 28% increase in production and a 23% increase in average realized prices. The increase in production in 2006 is primarily attributed to our continued successful drilling program and core area producing property acquisitions discussed above in “- Overview.”

Oil and natural gas liquids revenue
  For the three months ended March 31, 2006, oil and natural gas liquids revenue increased $4.2 million, to $13.0 million, compared to $8.8 million for the same period in 2005 due to a 45% increase in average realized prices and a 2% increase in production.

Lease operating expenses
For the three months ended March 31, 2006, lease operating expenses (“LOE”) increased $3.4million, to $10.9 million, compared to $7.5 million for the three months ended March 31, 2005. On a per unit of production basis, LOE increased to $0.80 per Mcfe for the three months ended March 31, 2006 compared to $0.69 per Mcfe for the three months ended March 31, 2005. The increase in LOE during the three months ended March 31, 2006 reflects generally higher service costs experienced industry-wide, higher gas compression cost, higher costs (including workover costs) associated with acquired properties and the increase in the number of producing wells as a result of our property acquisitions and drilling program.

Production and other taxes
For the three months ended March 31, 2006, production and other taxes increased $2.3 million, to $5.3 million, compared to $3.0 million for the three months ended March 31, 2005. The 2005 three-month period includes a $1.1 million production tax refund received as a result of lower production tax rates on certain qualified wells in Texas. On a per unit of production basis, production and other taxes were $0.39 per Mcfe for the three months ended March 31, 2006 compared to $0.28 per Mcfe for the three months ended March 31, 2005. Excluding the impact of the production tax refund in 2005, production and other taxes on a per unit basis were $0.37 per Mcfe for the three months ended March 31, 2005. The increase for 2006 reflects higher oil and gas revenues along with higher ad valorem taxes due to the increased value of our oil and gas properties.

General and administrative expenses – excluding stock compensation (G&A)
G&A was $2.8 million in each of the three month periods ended March 31, 2006 and March 31, 2005. On a per unit of production basis, G&A was $0.20 per Mcfe for the three months ended March 31, 2006 compared to $0.25 per Mcfe for the three months ended March 31, 2005, reflecting our continued emphasis on cost containment and increased oil and natural gas production.

General and administrative expenses - stock compensation
We adopted FASB Statement No. 123 (Revised 2004) “SFAS 123R,”“Share-Based Payment,” on January 1, 2006. Please read Note 3 to Condensed Consolidated Financial Statements for information regarding our adoption of SFAS 123R. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement ased on their fair values. We recorded $1.0 million of non-cash stock compensation in the three months ended March 31, 2006 compared to $0.4 million in the three months ended March 31, 2005.

The $0.4 million stock compensation recorded in the three months ended March 31, 2005, reflects the non-cash expense associated with stock options issued in 2001 that were subject to variable accounting and the non-cash expense associated with the amortization of restricted stock grants.Under variable accounting for stock options, the amount of expense recognized during a reporting period is directly related to the movement in the market price of our common stock during that period.Pursuant to SFAS 123R, variable accounting for the 2001 stock options is no longer applicable.

Depreciation, depletion and amortization
We amortize our oil and gas properties using the unit-of-production method based on proved reserves. For the three months ended March 31, 2006, depreciation, depletion and amortization (“DD&A”) increased $10.3 million, to $28.1 million ($2.06 per Mcfe), compared to $17.8 million ($1.62 per Mcfe) for the three months ended March 31, 2005.The increase in the 2006 three-month period reflects increased natural gas and oil production and higher costs. The increased costs reflect, among other things, our decision to pursue certain projects, including acquisitions in our core operating areas, with higher finding and development costs that provide attractive margins at current oil and gas prices.

Gain (loss) on mark-to-market derivatives, net
Gain (loss) on mark-to-market derivatives, net, are comprised of net realized and unrealized gains and losses on derivative contracts that do not qualify for hedge accounting treatment pursuant to SFAS No. 133 and the unrealized ineffective component of derivative contracts that do qualify for hedge accounting treatment.

For the three months ended March 31, 2006, the net gain on mark-to-market derivatives was $7.0 million of which $6.6 million was unrealized compared to a $1.4 million loss for the three months ended March 31, 2005.

Interest expense
For the three months ended March 31, 2006, interest expense increased $1.5 million to $4.8 million compared to $3.3 million for the three months ended March 31, 2005. This increase is primarily due to higher average borrowings following the issuance of $100 million of 7-1/8% senior notes in April 2005.

Income taxes
For the three months ended March 31, 2006, our federal and state income tax provision was $22.7 million (38.8% of pre-tax income) compared to $10.4 million (35% of pre-tax income) for the three months ended March 31, 2005. Our income tax provisions are primarily non-cash as we continue to utilize existing net operating loss carryforwards and currently anticipate that we will pay only federal alternative minimum tax and state income taxes equating, in the aggregate, to approximately 4% to 5% of pre-tax income in 2006.

Liquidity and Capital Resources
Our primary cash requirements are for the exploration, development and acquisition of oil and gas properties, operating expenses and debt service. Our initial budget for capital expenditures for 2006 is $315 million, which will be focused primarily on drilling at least 215 new wells, primarily in north Louisiana and south Texas. Although we intend to continue to pursue acquisitions in our core areas, acquisition capital is not included in the capital expenditure budget. In addition, our merger agreement with Petrohawk includes certain limitations that may affect our ability to make acquisitions. We expect to fund our drilling activities primarily with internally generated cash flow and to have sufficient capital resources available to allow us the flexibility to be opportunistic with our drilling program and to fund larger acquisitions and working capital requirements. We believe this approach allows us to maintain an appropriate capital structure in order to execute our strategies to increase our oil and gas reserves and production.

In March 2005, we strengthened our financial flexibility by amending our bank credit facility to, among other things, increase the maximum commitment amount from $100 million to $250 million and extend the maturity date to March 31, 2009. In connection with the amended facility, the lenders increased the borrowing base, which is redetermined semi-annually and may be adjusted based on the lenders’ valuation of our oil and natural gas reserves and other factors, from $100 million to $185 million. As of March 31, 2006, we had $7.1 million of cash on hand and $182.2 million of unused committed borrowing capacity under our bank credit facility.

For the three months ended March 31, 2006, we invested $86.5 million in oil and gas properties, $84.8 million on our drilling program and $1.7 million on acquisitions. Our cash flow from operating activities was $86.3 million during this period.

Our net working capital position at March 31, 2006 was a deficit of $50.4 million as compared to a deficit of $46.9 million at December 31, 2005. On March 31, 2006, we had $7.1 million of cash and $182.2 million of unused availability under our bank credit facility. Working capital deficits are not unusual in our industry. We, like many other oil and gas companies, typically maintain relatively low cash reserves and use any excess cash to fund our capital expenditure program or pay down borrowings under our bank credit facility.

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

Cash flow provided by operating activities
For the three months ended March 31, 2006, net cash provided by operating activities increased 127% to $86.3 million compared to $38.1 million for the three months ended March 31, 2005. The increase during the 2006 three-month period was primarily due to the increase in net production and higher natural gas and oil prices.

Cash used in investing activities
For the three months ended March 31, 2006, net cash used in investing activities was $68.5 million compared to $56.2 million during the same period in 2005. Substantially all of the net cash used in investing activities for the three months ended March 31, 2006 and 2005 was invested in oil and gas properties.

Capital expenditures for the three months ended March 31, 2006 were $86.9 million, including $78.2 million used for development activities, $6.3 million for lease acquisitions, seismic surveys and exploratory drilling, $1.7 million for oil and gas property acquisitions, $0.3 million in capitalized asset retirement obligation and $0.4 million for other assets. These amounts include costs that were incurred and accrued as of March 31, 2006 but are not reflected in the net cash used in investing activities described above until payment is made.

Capital expenditures for the three months ended March 31, 2005 were $61.4 million, including $48.6 million used for development activities, $12.6 million for lease acquisitions, seismic surveys and exploratory drilling, $0.1 million in capitalized asset retirement obligation and $0.1 million for other assets. These amounts include costs that were incurred and accrued as of March 31, 2005 but were not reflected in the net cash used in investing activities described above until payment was made.

Cash from financing activities
For the three months ended March 31, 2006, net cash used in financing activities was $15.5 million primarily for the repayment of debt outstanding under our bank credit facility.

Contractual Cash Obligations
As of March 31, 2006, there have been no other material changes outside the ordinary course of our business to the items listed in the Contractual Cash Obligations table included in our annual report on Form 10-K for the year ended December 31, 2005.

New Accounting Principles
On January 1, 2006, we adopted SFAS 123R, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on the fair values. Please read Note 3 to Condensed Consolidated Financial Statements for further discussion.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

All information and statements included in this section, other than historical information and statements, are “forward-looking statements.” Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements.”

Commodity Price Risk
Our major market risk exposure is to oil and natural gas prices, which have historically been volatile. Realized prices are primarily driven by the prevailing worldwide price for crude oil and regional spot prices for natural gas production. We have utilized, and may continue to utilize, derivative contracts, including swaps, futures contracts, options and collars to manage this price risk. We do not enter into derivative or other financial instruments for trading or speculative purposes. While these derivative contracts are structured to reduce our exposure to decreases in the price associated with the underlying commodity, they also limit the benefit we might otherwise receive from price increases. We maintain a system of controls that includes a policy covering authorization, reporting and monitoring of derivative activity. Please read Note 5 to our Condensed Consolidated Financial Statements for more information on our derivative contracts.

As of March 31, 2006, the Company had outstanding derivative instruments covering 12.0 million MMBtu of 2006 natural gas production, 2.3 million MMbtu of 2007 natural gas production, 0.2 million barrels of 2006 oil production and less than 0.1 million barrels of 2007 oil production. The following table sets forth information with respect to the Company’s open derivative contracts as of March 31, 2006.

	Expected Maturity					Fair Value as of
	2006				2007	March 31,
	2nd	3rd	4th		Full	2006
	Quarter	Quarter	Quarter	Total	Year	(In thousands)
Swaps:
Oil
Volumes (bbl)	39,200	40,400	40,400	120,000	36,000	$(1,944)
Weighted average price ($/bbl)	$54.45	$54.16	$53.74	$54.11	$63.85
Natural Gas
Volumes (MMbtu)	3,240,000	2,780,000	1,890,000	7,910,000	2,255,000	$(10,191)
Weighted average price ($/MMbtu)	7.34	7.35	6.98	7.26	$7.78
Collars:
Oil
Volumes (bbl)	22,750	23,000	23,000	68,750	—	$(50)
Weighted average price ($/bbl)
Floor	$55.00	$55.00	$55.00	$55.00	—
Cap	$81.00	$81.00	$81.00	$81.00	—
Natural Gas
Volumes (MMbtu)	1,820,000	1,840,000	460,000	4,120,000	—	$4,865
Weighted average price ($/MMbtu)
Floor	$8.38	$8.38	$9.50	$8.50	—
Cap	$11.51	$11.43	$15.00	$11.86	—
Fair value of derivatives at March 31, 2006.						$(7,320)

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

Interest Rate Risk
We use fixed and variable rate long-term debt to finance our capital spending program and for general corporate purposes. Our bank credit facility exposes us to market risk related to changes in interest rates, specifically LIBOR and Prime Rate. Our fixed rate debt and the associated weighted average interest rate was $275.0 million at 7 1/8% as of March 31, 2006, which was unchanged from December 31, 2005. Our variable rate debt and weighted average interest rate was $15.5 million at 7 1/4% on December 31, 2005. We did not have any outstanding variable rate debt as of March 31, 2006.

The table below presents our debt obligations and related average interest rates expected by maturity date as of March 31, 2006 (dollars in millions).

	As of March 31, 2006
	Expected Maturity Date							Fair
	2005	2006	2007	2008	2009	Thereafter	Total	Value
Long-term debt
Fixed rate	—	—	—	—	—	$275.0	$275.0	$273.6
Average interest rate	—	—	—	—	—	7.125%	7.125%	—

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

In addition to the factors set forth below, you should carefully consider the factors discussed in “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or results of operations. The risks described in our annual report on Form 10-K and below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Business uncertainties and contractual restrictions while our proposed merger is pending may have an adverse effect on us.

Uncertainty about the effect of our proposed merger with Petrohawk Energy Corporation on employees, suppliers, partners, regulators and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is consummated, and could cause suppliers, customers and others that deal with us to defer purchases or other decisions concerning us, or seek to change existing business relationships with us. Employee retention may be particularly challenging while the merger is pending, as employees may experience uncertainty about their future roles with Petrohawk. In addition, the merger agreement restricts us from making certain acquisitions and taking other specified actions without Petrohawk’s approval. These restrictions could prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger.

Failure to complete our proposed merger or delays in completing the merger could negatively impact our stock price and future business and operations.

If our proposed merger is not completed for any reason, we may be subject to a number of material risks, including the following:

•	we will not realize the benefits expected from the merger, including a potentially enhanced financial and competitive position;

•	under certain circumstances, we may be required to pay Petrohawk a termination fee of $45 million;

•
the current market price of our common stock may reflect a market assumption that the merger will occur, and a failure to complete the merger could result in a negative perception by the stock market of us generally and a resulting decline in the market price of our common stock;

•	certain costs relating to the merger, including certain investment banking fees and legal and accounting fees, must be paid even if the merger is not completed;

•
there may be substantial disruption to our business and a distraction of our management and employees from day-to-day operations because matters related to the merger (including integration planning) may require substantial commitments of time and resources, which could otherwise have been devoted to other opportunities that could have been beneficial to us;

•	our business could be adversely affected if we are unable to retain key employees or attract qualified replacements; and

•	we would continue to face the risks that we currently face as an independent company.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

2.1
Agreement and Plan of Merger, dated April 20, 2006, by and among KCS Energy, Inc., Petrohawk Energy Corporation and Hawk Nest Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K (File No. 001-13781) filed with the SEC on April 25, 2006).

10.1
Form of Performance Share Award Agreement under KCS Energy, Inc. 2005 Employee and Directors Stock Plan (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-13781) filed with the SEC on February 28, 2006).

10.2	Supplemental Employment Agreement between KCS Energy, Inc. and James W. Christmas (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 001-13781) filed with the SEC on February 28, 2006).

10.3	Supplemental Employment Agreement between KCS Energy, Inc. and William N. Hahne (incorporated by reference to Exhibit 10.3 to Form 8-K (File No. 001-13781) filed with the SEC on February 28, 2006).

10.4	Supplemental Employment Agreement between KCS Energy, Inc. and Harry Lee Stout (incorporated by reference to Exhibit 10.4 to Form 8-K (File No. 001-13781) filed with the SEC on February 28, 2006).

10.5
Amendment No. 2 to Change in Control Agreement, dated effective February 22, 2006, between KCS Energy, Inc. and Joseph T. Leary (incorporated by reference to Exhibit 10.5 to Form 8-K (File No. 001-13781) filed with the SEC on February 28, 2006).

10.6
Amendment No. 2 to Change in Control Agreement, dated effective February 22, 2006, between KCS Energy, Inc. and Frederick Dwyer (incorporated by reference to Exhibit 10.6 to Form 8-K (File No. 001-13781) filed with the SEC on February 28, 2006).

10.7	Form of Petrohawk Voting Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-13781) filed with the SEC on April 25, 2006).

10.8	Form of KCS Voting Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 001-13781) filed with the SEC on April 25, 2006).

10.9	Form of Non-Solicitation Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K (File No. 001-13781) filed with the SEC on April 25, 2006).

10.10	Amendment to the KCS Energy, Inc. 2001 Employee and Directors Stock Plan (incorporated by reference to Exhibit 10.4 to Form 8-K (File No. 001-13781) filed with the SEC on April 25, 2006).

10.11
Form of Amendment to Restricted Stock Agreement under the 2001Employee and Directors Stock Plan (incorporated by reference to Exhibit 10.5 to Form 8-K (File No. 001-13781) filed with the SEC on April 25, 2006).

10.12
Form of Amendment to Supplemental Stock Option Agreement under the 2001 Employee and Directors Stock Plan (incorporated by reference to Exhibit 10.6 to Form 8-K (File No. 001-13781) filed with the SEC on April 25, 2006).

10.13
Amendment No. 3 to Employment Agreement, dated April 20, 2006, between the Company and James W. Christmas (incorporated by reference to Exhibit 10.7 to Form 8-K (File No. 001-13781) filed with the SEC on April 25, 2006).

10.14
Amendment No. 3 to Employment Agreement, dated April 20, 2006, between the Company and William N. Hahne (incorporated by reference to Exhibit 10.8 to Form 8-K (File No. 001-13781) filed with the SEC on April 25, 2006).

10.15
Amendment No. 3 to Employment Agreement, dated April 20, 2006, between the Company and Harry Lee Stout (incorporated by reference to Exhibit 10.9 to Form 8-K (File No. 001-13781) filed with the SEC on April 25, 2006).

10.16
Amendment No. 3 to Change in Control Agreement, dated April 20, 2006, between the Company and Joseph T. Leary (incorporated by reference to Exhibit 10.10 to Form 8-K (File No. 001-13781) filed with the SEC on April 25, 2006).

10.17
Amendment No. 3 to Change in Control Agreement, dated April 20, 2006, between the Company and Frederick Dwyer (incorporated by reference to Exhibit 10.11 to Form 8-K (File No. 001-13781) filed with the SEC on April 25, 2006).

+31.1	Rule 13a-14(a)/15d—14(a) Certification of James W. Christmas, Chief Executive Officer.

+31.2	Rule 13a-14(a)/15d-14(a) Certification of Joseph T. Leary, Chief Financial Officer.

+32.1	Section 1350 Certification of James W. Christmas, Chief Executive Officer.

+32.2	Section 1350 Certification of Joseph T. Leary, Chief Financial Officer.

+ Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KCS ENERGY, INC.

Date: May 10, 2006	/s/ Frederick Dwyer
Frederick Dwyer Vice President, Controller and Secretary (Signing on behalf of the registrant and as Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.2
Agreement and Plan of Merger, dated April 20, 2006, by and among KCS Energy, Inc., Petrohawk Energy Corporation and Hawk Nest Corporation (incorporated by reference toExhibit 2.1 to Form 8-K (File No. 001-13781) filed with the SEC on April 25, 2006).

10.1
Form of Performance Share Award Agreement under KCS Energy, Inc. 2005 Employee and Directors Stock Plan (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-13781) filed with the SEC on February 28, 2006).

10.2	Supplemental Employment Agreement between KCS Energy, Inc. and James W. Christmas (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 001-13781) filed with the SEC on February 28, 2006).

10.3	Supplemental Employment Agreement between KCS Energy, Inc. and William N. Hahne (incorporated by reference to Exhibit 10.3 to Form 8-K (File No. 001-13781) filed with the SEC on February 28, 2006).

10.4	Supplemental Employment Agreement between KCS Energy, Inc. and Harry Lee Stout (incorporated by reference to Exhibit 10.4 to Form 8-K (File No. 001-13781) filed with the SEC on February 28, 2006).

10.5
Amendment No. 2 to Change in Control Agreement, dated effective February 22, 2006, between KCS Energy, Inc. and Joseph T. Leary (incorporated by reference to Exhibit 10.5 to Form 8-K (File No. 001-13781) filed with the SEC on February 28, 2006).

10.6
Amendment No. 2 to Change in Control Agreement, dated effective February 22, 2006, between KCS Energy, Inc. and Frederick Dwyer (incorporated by reference to Exhibit 10.6 to Form 8-K (File No. 001-13781) filed with the SEC on February 28, 2006).

10.7	Form of Petrohawk Voting Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-13781) filed with the SEC on April 25, 2006).

10.8	Form of KCS Voting Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 001-13781) filed with the SEC on April 25, 2006).

10.9	Form of Non-Solicitation Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K (File No. 001-13781) filed with the SEC on April 25, 2006).

10.10	Amendment to the KCS Energy, Inc. 2001 Employee and Directors Stock Plan (incorporated by reference to Exhibit 10.4 to Form 8-K (File No. 001-13781) filed with the SEC on April 25, 2006).

10.11
Form of Amendment to Restricted Stock Agreement under the 2001Employee and Directors Stock Plan (incorporated by reference to Exhibit 10.5 to Form 8-K (File No. 001-13781) filed with the SEC on April 25, 2006).

10.12
Form of Amendment to Supplemental Stock Option Agreement under the 2001 Employee and Directors Stock Plan (incorporated by reference to Exhibit 10.6 to Form 8-K (File No. 001-13781) filed with the SEC on April 25, 2006).

10.13
Amendment No. 3 to Employment Agreement, dated April 20, 2006, between the Company and James W. Christmas (incorporated by reference to Exhibit 10.7 to Form 8-K (File No. 001-13781) filed with the SEC on April 25, 2006).

10.14
Amendment No. 3 to Employment Agreement, dated April 20, 2006, between the Company and William N. Hahne (incorporated by reference to Exhibit 10.8 to Form 8-K (File No. 001-13781) filed with the SEC on April 25, 2006).

10.15
Amendment No. 3 to Employment Agreement, dated April 20, 2006, between the Company and Harry Lee Stout (incorporated by reference to Exhibit 10.9 to Form 8-K (File No. 001-13781) filed with the SEC on April 25, 2006).

10.16
Amendment No. 3 to Change in Control Agreement, dated April 20, 2006, between the Company and Joseph T. Leary (incorporated by reference to Exhibit 10.10 to Form 8-K (File No. 001-13781) filed with the SEC on April 25, 2006).

10.17
Amendment No. 3 to Change in Control Agreement, dated April 20, 2006, between the Company and Frederick Dwyer (incorporated by reference to Exhibit 10.11 to Form 8-K (File No. 001-13781) filed with the SEC on April 25, 2006).

+31.1	Rule 13a-14(a)/15d—14(a) Certification of James W. Christmas, Chief Executive Officer.

+31.2	Rule 13a-14(a)/15d-14(a) Certification of Joseph T. Leary, Chief Financial Officer.

+32.1	Section 1350 Certification of James W. Christmas, Chief Executive Officer.

+32.2	Section 1350 Certification of Joseph T. Leary, Chief Financial Officer.

+ Filed herewith.